Form 10QSB
period 1999-02-28
ROYAL FINANCIAL CORP
filed 1999-04-14
CIK 1073949

FORM 10-QSB

                                  UNITED STATES
                       SECURIITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended February 28, 1999

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                        For the transition period from to

                             Commission file number



                           ROYAL FINANCIAL CORPORATION
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          Nevada                                                                 13-3961109
---------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)          (IRS Employer Identification No.)

              1000 Ballpark Way, Suite 210, Arlington, Texas 76011
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (817) 861-4000
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changes since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   No X

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

7,464,382
---------
Transitional Small Business Disclosure Format (Check one):     Yes     No  X

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Interim unaudited consolidated financial statements as of February 28, 1999 and for the six month and three month periods ended February 28, 1998 and 1999 are attached hereto. These financial statements include the accounts of the Company and all of its subsidiaries after eliminating all material inter-company accounts and transactions. They reflect all adjustments that the Company considers necessary for a fair presentation of the financial position at such date and the results of operations and cash flows for those periods. Results of operations for the six months ended February 28, 1999 are not necessarily indicative of the results that may be expected for the entire year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company's Form 10-SB as filed with the Securities and Exchange Commission in November, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

OVERVIEW

         The Company was originally organized as Davenport Ventures, Inc. ("Davenport") in the state of Nevada on August 18, 1993. In June 1998, controlling interest in the Company was acquired by certain shareholders of Royal Mortgage Corporation. On August 10, 1998 the shareholders of Davenport and Royal Mortgage Corporation, a Texas corporation ("RMC") approved the terms of a Restated and Amended Agreement and Plan of Merger between the two entities. As a result of the merger, the total number of common shares outstanding as of August 18, 1998 (the effective date of the merger) was 7,464,382. The Company changed its name from Davenport Ventures, Inc. to Royal Financial Corporation and changed its year end from December 31 to August 31.

         In March 1999, the Company's Form 10-SB was approved by the Securities and Exchange Commission and the Company became a reporting company under the Securities Exchange Act of 1934, as amended.

         The Company is a real estate financial holding company which invests in the asset backed real estate and mortgage markets. The Company's investments include commercial non-performing mortgages, distressed residential properties purchased at foreclosure sale auctions, tax lien certificates which result from unpaid property taxes owed to municipal and county taxing authorities and ownership and operation of a manufactured housing community in Florida.

SOURCES OF REVENUES

         Currently, the majority of the Company's net revenues is derived from net gains and/or losses from the disposition of investment properties and lot rental income from the Company's manufactured housing community in Florida. In addition, substantial revenues have been derived from interest earned on short term investments. Due to the capital nature of many of the Company's investments, the timing of cash flows from dispositions as well as funds needed for investment opportunities which may arise has a certain degree of uncertainty. Management has concluded that the most prudent use of the Company's cash reserves at this time is in low risk investments that are readily convertible into cash. In addition to the current sources of revenue discussed above, the Company will realize revenues from the sale of new manufactured homes. As the Company completes expansion and development of additional manufactured homesites, the Company will purchase model homes directly from the Manufacturer and sell the homes to persons that decide to live in the community and rent a lot from the Company.

RESULTS OF OPERATIONS - THREE MONTHS ENDED FEBRUARY 28, 1999 AND 1998

         Total revenues increased approximately $186,000 or 357%, to $238,225 for the three months ended February 28, 1999, as compared to $52,117 for the three months ended February 28, 1998. The increase in gain on sale of real estate of approximately $155,000 is primarily attributable to: (i) the fact that the Company did not yet have title to investment properties in early 1998 (they were purchased as loans) and, therefore, was not in a position to market the properties during the three months ended February 28, 1998; (ii) more direct real estate purchases in 1998 (the Company obtains title to the properties at the time of purchase) and (iii) the age of the portfolio - several loans purchased in 1997 were foreclosed upon in 1998 and the properties sold in the three months ended February 28, 1999. The increase in lot rental income of $43,900 is attributable to the acquisition of Walden Woods Retirement Village, a manufactured housing community in Florida, in June 1998, providing a new source of revenue for the Company.

Total expenses decreased approximately $199,000 or 23%, to $648,676 for the three months ended February 28, 1999, as compared to $847,741 for the three months ended February 28, 1998. The decrease in interest expense of approximately $292,000 is attributable to $8,560,000 of 8 1/2% Senior Convertible Debentures due March 2000 being converted into common stock of the Company during 1998. The increase in salaries and benefits of approximately $78,000 is primarily attributable to four additional personnel being hired in 1998. Two of the additional personnel hired in 1998 were terminated in January 1999 due to a shift in the Company's investment strategy and utilization of existing personnel. The decrease in professional fees of approximately $68,000 is primarily due to fees incurred during the three months ended February 28, 1998 to collect on a pool of loans purchased in 1997. Contract labor expense decreased $31,700 due to an attorney being hired in 1998 who had previously been paid on a contract basis. The increase in promotional expenses of approximately $40,000 is primarily due to the Company taking steps to raise awareness and establish a market presence by engaging certain investor relations firms, establishing an internet web site, and other promotional activities during the current fiscal quarter. Travel and lodging expense decreased approximately $50,000 due to the shareholder meeting held in Florida in January, 1998. The increase in general and administrative expense of approximately $27,000 is primarily attributable to: (i) the corporate office in Naples, Florida not being fully operational until February, 1998 and (ii) administrative expenses related to Walden Woods which were not incurred during the comparable quarter in 1998 due to the acquisition of Walden Woods in June 1998. Depreciation expense increased approximately $19,000 due to the acquisition of Walden Woods as well as leasehold improvements and other office furniture and equipment purchased in 1998. The increase in taxes - payroll and other is primarily due to the staffing changes discussed above and real estate taxes incurred as holding costs on the Company's real estate investments. Real property maintenance expense increased approximately $33,000 due to the maintenance of Walden Woods which was acquired in June 1998 and the maintenance of the Company's other investment properties for a longer period in the current quarter than in the comparable prior year quarter.

RESULTS OF OPERATIONS - SIX MONTHS ENDED FEBRUARY 28, 1999 AND 1998

         Total revenue increased approximately $208,000, or 120%, to $380,972 for the six months ended February 28, 1999, as compared to $173,384 for the six months ended February 28, 1998. A decrease in interest income of approximately $77,000 is primarily attributable to less idle cash due to increased investment activities including the acquisition and expansion of Walden Woods , the purchase of model manufactured homes and other investment activities. The increase in gain on sale of real estate of approximately $190,000 is primarily due to: (i) the fact that the Company did not yet have title to investment properties in early 1998 (they were purchased as loans) and , therefore, was not in a position to market the properties during the six months ended February 28, 1998; (ii) more direct real estate purchases in 1998 (the Company obtains title to the properties at the time of purchase) and (iii) the age of the portfolio - several loans purchased in 1997 were foreclosed upon in 1998 and the properties sold in the six months ended February 28, 1999. The increase in lot rental income of $87,571 is attributable to the acquisition of Walden Woods Retirement Village, a manufactured housing community in Florida, in June 1998, providing a new source of revenue for the Company.

         Total expenses decreased approximately $227,000 or 16%, to $1,186,445 for the six months ended February 28, 1999, as compared to $1,413,214 for the six months ended February 28, 1998. The decrease in interest expense of approximately $571,000 is attributable to $8,560,000 of 8 1/2% Senior Convertible Debentures due March 2000 being converted into common stock of the Company during 1998. The increase in salaries and benefits of approximately $132,000 is primarily attributable to four additional personnel being hired in 1998. Two of the additional personnel hired in 1998 were terminated in January 1999 due to a shift in the Company's investment strategy and utilization of existing personnel. The decrease in professional fees of approximately $45,000 is primarily due to fees incurred during the six months ended February 28, 1998 to collect on a pool of loans purchased in 1997. Contract labor expenses decreased $54,000 due to an attorney being hired in 1998 who had previously been paid on a contract basis. The increase in promotional expenses of approximately $111,000 is primarily due to the Company taking steps to raise awareness and establish a market presence by engaging certain investor relations firms, establishing an internet web site and other promotional activities during the current fiscal year. Travel and lodging expense decreased approximately $75,000 primarily due to the shareholder meeting held in Florida in January, 1998. The increase in general and administrative expense of approximately $32,000 is primarily attributable to: (i) the corporate office in Naples, Florida not being fully operational until February, 1998 and (ii) administrative expenses related to Walden
Woods which were not incurred during the comparable period in 1998 due to the acquisition of Walden Woods in June 1998. Depreciation expense increased approximately $52,000 due to the acquisition of Walden Woods as well as leasehold improvements and other office furniture and equipment purchased in 1998. The increase in insurance expense of approximately $23,000 is due to:
(i) insurance carried on Walden Woods; (ii) insurance on both the Arlington, Texas and Naples, Florida offices during the current year and (iii) insurance carried on more investment properties for a longer period of time in the current year. The increase in taxes payroll and other of approximately $113,000 is primarily due to the staffing changes discussed above and real estate taxes incurred as holding costs on the Company's real estate investments. Real property maintenance expense increased approximately $53,000 due to the maintenance of Walden Woods which was acquired in June 1998 and the maintenance of the Company's other investment properties for a longer period in the current year.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $1.4 million and $3.9 million at February 28, 1999 and August 31, 1998, respectively. The decrease is attributable to approximately $1.6 million of cash used in operating activities, approximately $716,000 and $119,000 used in investing and financing activities, respectively. The outflow of cash from operating activities is primarily attributable to corporate and property operations, the payment of $350,000 to certain consulting firms who have been engaged to assist the Company in obtaining financing and establishing a market presence, and purchases of model manufactured homes for Walden Woods totalling approximately $419,000. The Company utilized $716,000 of cash flow primarily in the following investing activities: (i) the purchase of residential and commercial properties ($1.2 million); (ii) the purchase of mortgage loans ($437,000); (iii) expansion of the Walden Woods park development ($566,000); (iv) investment in Florida tax lien certificates ($232,000) and (v) deposits made on the purchase of land in Florida ($111,000) on which the Company plans to develop additional manufactured housing communities.

         The Company has entered into certain agreements and/or letters of intent, as discussed below, to purchase various parcels of land in the state of Florida. The Company intends to develop this land into manufactured housing retirement communities over the next six to nine months.

         The Company entered into an agreement on March 25, 1999 to purchase approximately 65 acres in Charlotte County, Florida for $725,000. The transaction is scheduled to close on May 17, 1999. The agreement contains a provision that if the Company determines, at its discretion, that the property is not suitable for its intended use, the Company has the right to terminate the agreement.

         The Company signed a letter of intent on March 18, 1999 to purchase 15 acres located in Punta Gorda, Florida. The purchase price is $172,500 and is conditioned upon receiving the planning and zoning approvals for the Company's planned use of the site. In addition, there is a 60-day due diligence period during which time the Company has the right to cancel the letter of intent for any reason.

         In December, 1998, the Company paid a $112,500 deposit in connection with a contract to purchase approximately 30 acres in Charlotte County, Florida. Upon closing of the contract, which is subject to the resolution of certain contingencies, an additional payment of $217,500 will be required.

         The Company is currently offering up to $50,000,000 8 1/2% Senior Notes due 2002, ("Notes") under Regulation S of the Securities Act of 1933. For each $10,000 of Notes purchased, the Company will issue warrants to purchase 1,000 shares of common stock of the Company at $4.00 per share for no additional consideration. Application has been made to list the Notes on the Luxembourg Stock Exchange. The Company anticipates this offering to close on May 7, 1999.

         Obtaining the above-mentioned financing is critical to the Company's success. A significant component of the Company's growth strategy is the acquisition and development of manufactured housing retirement communities, the purchase of model homes as well as other real estate related investments. The Company believes that, if the above financing is successful, the net proceeds of the offering along with existing cash will be sufficient to meet the Company's acquisition, development, expansion, capital expenditure and working capital needs for at least the next twelve months. In order to finance certain strategic acquisition opportunities, the Company may from time to time incur additional short and long-term bank indebtedness and may issue equity or debt securities, the availability and terms of which will depend on market and other conditions. There can be no assurance that the Company will be successful in implementing its growth strategy or that adequate sources of capital will be available in the future as needed on terms acceptable to the Company.

         On March 23, 1999 the Company entered into agreements with certain consulting firms to provide financial public relations and marketing and other corporate advisory services geared to assist the Company and its growth. In February, 1999 the Company granted the principals of one firm options to purchase 150,000 shares of the Company's common stock at a price equal to the closing price of the Company's stock on February 1, 1999. The options have a term of five years. In addition, the Company will grant options to a second firm to purchase 300,000 shares of the Company's common stock at $.01 per share in lieu of fees. In accordance with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) the Company will record a charge to earnings in an amount equal to the fair value of the options at the dated granted over the term of the service agreement.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is currently involved as plaintiff in various lawsuits of a nature regularly incurred in the ordinary course of the Company's business. Neither the Company nor any of its subsidiaries is involved in any litigation, arbitration or other proceedings relating to claims which are material to the Company's financial position or results of operations. To the best of management's knowledge, there is no pending or threatened litigation against the Company or any of its subsidiaries.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

         2.1      Restated and Amended Agreement and Plan of Merger*
         3.1      Articles of Incorporation, as amended of Davenport Ventures, Inc.*
         3.2      By Laws of Davenport Ventures, Inc.*
         3.3      Articles of Merger of Royal Mortgage Corporation into Davenport Ventures, Inc.*
         3.4      Articles of Incorporation, as amended, of Royal Mortgage Corporation*
         3.5      By Laws of Royal Mortgage Corporation
         3.6      Articles of Incorporation, as amended, of Royal Mortgage Brokerage, Inc.*
         3.7      By Laws of Royal Mortgage Brokerage, Inc.*
         3.8      Authorization to Transact Business in Florida of Royal Mortgage Brokerage, Inc.*
         3.9      Articles of Incorporation of Walden Woods of Sugarmill, Inc.*


         3.10     By Laws of Walden Woods of Sugarmill, Inc.*
         3.11     Articles of Incorporation of Walden Woods of Sugarmill Sales, Inc.*
         4.1      8 1/2% Convertible Senior Debenture due 2000 (filed herewith)

         27       Financial Data Schedule   (filed herewith)

         * filed as exhibits with the same numbers as indicated above on Form 10-QSB and incorporated herein by reference.

         (b) No reports on Form 8-K have been filed during the period for which this report is filed

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ROYAL FINANCIAL CORPORATION
                                       -----------------------------------------
                                               (Registrant)



Date April 13, 1999                    /s/ Michael J. Pilgrim
     --------------                    -----------------------------------------
                                       Michael J. Pilgrim, President & CEO


Date April 13, 1999                    /s/ Mark J. Teinert
     --------------                    -----------------------------------------
                                       Mark J. Teinert, Secretary/Treasurer


Date April 13, 1999                    /s/ Susan M. Stein
     --------------                    -----------------------------------------
                                       Susan M. Stein, V.P. - Finance

                           ROYAL FINANCIAL CORPORATION
                      Condensed Consolidated Balance Sheets


                                     ASSETS

                                                                    February 28,      August 31,
                                                                        1999            1998
                                                                        ----            ----

                                                                   (Unaudited)

CURRENT ASSETS:
       Cash and Cash Equivalents                                    $1,442,429        $3,912,255
       Prepaid Expenses and Other Current Assets                     1,039,167           176,709
                                                                    ------------     -------------
              Total Current Assets
                                                                     2,481,596         4,088,964
INVESTMENTS:
       Mortgage Loan Portfolio, net                                  3,045,674         2,808,902
       Real Estate Portfolio, net                                    1,081,172         1,357,744
       Other                                                           261,172           164,156
                                                                    ------------     -------------
            Total investments                                        4,388,608         4,330,802

PROPERTY AND EQUIPMENT, NET                                          2,830,422         2,198,979

OTHER ASSETS                                                           230,494           136,979
                                                                    ------------     -------------
              Total Assets                                          $9,931,120       $10,755,724
                                                                    ------------     -------------
                                                                    ------------     -------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
       Accounts Payable and Accrued Liabilities                    $    61,117       $    80,250

8 1/2% SENIOR CONVERTIBLE DEBENTURES DUE MARCH 2000                  1,290,000         1,290,000
                                                                    ------------     -------------
               Total Liabilities                                     1,351,117         1,370,250

COMMITMENTS

STOCKHOLDERS' EQUITY
       Common Stock, $.001 par value; authorized 50,000,000 shares;
           issued and outstanding, 7,464,382 shares                $     7,464             7,464
       Additional Paid-In Capital                                   14,062,657        14,062,657
       Accumulated Deficit                                          (5,490,118)       (4,684,647)
                                                                    ------------     -------------
              Total Stockholders' Equity                             8,580,003         9,385,474
                                                                    ------------     -------------
                 Total Liabilities and Stockholders' Equity         $9,931,120       $10,755,724
                                                                    ------------     -------------
                                                                    ------------     -------------










   The accompanying notes are an integral part of these financial statements.

                           ROYAL FINANCIAL CORPORATION
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                      Three Months Ended                   Six Months Ended
                                               ----------------------------         --------------------------------
                                                  2/28/99           2/28/98           2/28/99           2/28/98
                                               --------------   -----------         -------------     --------------


  Interest Income                              $    39,790      $    54,309         $    78,382       $   155,863
     Gains (losses) on sales
        of operating assets
             Loans                                    --             (2,192)               --              (2,192)
             Real Estate                           155,415             --               210,159            19,713

     Lot rental income                              43,900             --                87,571              --
     Other                                            (880)                               4,860
                                               --------------   -----------         -------------     --------------
            TOTAL REVENUE                          238,225           52,117             380,972           173,384
EXPENSES
     Interest                                       49,191          340,945              89,131           659,798
     Salaries and benefits                         162,427           83,666             283,796           151,686
     Professional fees                              94,922          162,454             138,001           182,796
     Contract labor                                   --             31,700                --              54,000
     Promotional                                    44,230            4,693             116,130             4,693
     Travel and lodging                              7,743           58,133              12,501            87,079
     General and administrative                     67,083           39,661             103,161            70,907
     Depreciation                                   37,966           19,249              84,263            32,657
     Office rent                                    33,938           36,543              67,877            61,494
     Insurance                                      13,608            1,346              25,258             2,715
     Taxes - payroll and other                      64,904           22,872             145,691            32,293
     Real property maintenance                      34,625            1,740              54,306             1,740
     Due diligence                                  38,039           44,739              66,328            71,356
                                               --------------   -----------         -------------     --------------

     TOTAL EXPENSES                                648,676          847,741           1,186,443         1,413,214
                                               --------------   -----------         -------------     --------------
          NET LOSS                             $  (410,451)     $  (795,624)        $  (805,473)      $(1,239,830)
                                               --------------   -----------         -------------     --------------
                                               --------------   -----------         -------------     --------------

Loss per share - basic and diluted
                                               $     (0.05)      $     (.32)         $    (0.11)       $     (.51)
                                               --------------   -----------         -------------     --------------
                                               --------------   -----------         -------------     --------------

Weighted average shares outstanding              7,464,382        2,484,923           7,464,382         2,446,252
                                               ---------------  -----------         -------------     --------------
                                               ---------------  -----------         -------------     --------------


   The accompanying notes are an integral part of these financial statements.

                           ROYAL FINANCIAL CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                     Six Months Ended
                                                                     ----------------
                                                                  2/28/99        2/28/98
                                                                  -------        -------
Cash flows from operating activities
       Net loss                                               $ (  805,471)    $(1,239,830)
       Adjustments to reconcile net loss to net cash
          used in operating activities
              Depreciation                                          84,263          32,591
              Amortization of debenture costs                       25,055          41,407
              Write off of loan                                      ---            11,368
              Gain on sale of real estate                       (  210,159)           ---
              Gain on disposition of loans                           ---            (9,177)
              Changes in operating assets and liabilities
                   Prepaid expenses and other assets            (  709,869)     (  203,143)
                   Accounts payable and accrued liabilities     (   19,133)     (  252,001)
                                                              -------------    -------------

                       Net cash used in operating activities    (1,635,314)     (1,618,785)

Cash provided by (used in) investing activities

     Purchase of land                                           (  111,358)           ---
     Investment in park development                             (  565,674)           ---
     Expenditures for property and equipment                    (   38,674)     (  171,543)
     Purchases of tax lien certificates                         (  232,143)           ---
     Principal collections on tax lien certificates                 97,901         385,713
     Purchases of loans                                         (  437,127)     (3,590,060)
     Collections on loans                                           86,685         123,465
     Sale of real estate properties                              1,635,973            ---
     Purchases of real estate properties                        (1,188,161)           ---
     Sale of other investments                                      36,636            ---
                                                              -------------    -------------

     Net cash used in investing activities                      (  715,942)     (3,252,425)

Cash provided by (used in) financing activities
       Sale of common stock, net of offering costs                   ---         1,337,080
       Additional stock offering costs                               ---           (44,930)
       Debentures issued                                             ---           150,000
       Expenditures for proposed offering                       (  118,570)           ---
                                                              -------------    -------------

Net cash (used in) provided by financing activities             (  118,570)      1,442,150

Net decrease in cash and  cash equivalents                      (2,469,826)     (3,429,060)

Cash and cash equivalents, beginning of period                   3,912,255       6,167,633
                                                              -------------    -------------

Cash and cash equivalents, end of period                        $1,442,429      $2,738,573
                                                              -------------    -------------
                                                              -------------    -------------





   The accompanying notes are an integral part of these financial statements.

                           ROYAL FINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements

NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

         Royal Financial Corporation (RFC" or the "Company") is a diversified real estate investment company specializing in the acquisition and development of retirement manufactured housing communities, the acquisition of single-family residential properties and tax lien certificates, and to a lesser extent, the purchase of non-performing and under-performing mortgage loans at a discount from the balances of the loans. Most of the Company's current investment properties are located in the state of Florida.

         The Company came into being in August 1998 when Royal Mortgage Corporation and Davenport Ventures, Inc. merged and the name was changed to Royal Financial Corporation. The controlling shareholder group of both companies prior to the merger as substantially the same. Accordingly, the merger was treated as a combination of entities under common control. The results of operations reflected in the accompanying consolidated statements of operations for 1998 include only Royal Mortgage Corporation due to Davenport Ventures, Inc. having been a non-operating company until June, 1998 when it acquired Walden Woods Retirement Village, a manufactured housing community in Homosassa, Florida.

BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements have been included. Operating results for interim periods reflected are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended August 31, 1998 included in the Company's Form 10-SB which was filed in November, 1998.

NOTE B - NEW ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. SFAS No. 130 requires that comprehensive income be presented beginning with net income, adding the elements of comprehensive income not included in the determination of net income, to arrive at comprehensive income. SFAS No. 130 is effective for fiscal years and interim periods beginning after December 15, 1997. There were no elements of comprehensive income which were not included in the determination of net income for the six months ended February 28, 1999. Accordingly, the adoption of SFAS 130 had no impact on the presentation of the Company's results of operations or financial position.

         In March 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB")issued EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions," which provides that internal costs of identifying and acquiring operating property should be expensed as incurred. This pronouncement has no material impact on the Company" financial statements.

NOTE C - LOSS PER SHARE

         In 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). In accordance with SFAS 128, the Company computes basic earnings (loss) per common share based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. No effect has been given to convertible debentures, stock options or warrants because the effect of assumed conversion or exercise is anti-dilutive.

NOTE D - CASH FLOW INFORMATION

         Supplemental information on cash flows and noncash investing and financing transactions is as follows:

         Supplemental Cash Flow Information:
                  Interest paid                                                           $  54,825

         Supplemental Schedule of Non-cash
                  Investing and Financing Activities:
                           Real estate acquired through foreclosure of loans                111,489

NOTE E - STOCK OPTION TRANSACTIONS

         On February 1, 1999, the Company granted options to a public relations firm to purchase 150,000 shares of the Company's common stock at an exercise price of $2.00 per share. These options expire five years from date granted.

         As of February 28, 1999 there were a total of 1,648,667 options outstanding at a weighted average exercise price of $2.14.

NOTE F - COMMITMENTS

         The agreement that the Company had entered into on August 24, 1998 with a financial public relations firm whereby the Company was to pay $15,000 per month for twelve months beginning August 4, 1998, grant 250,000 options at various exercise prices and issue 70,000 free-trading shares of common stock upon filing of a Form S-1 was terminated in December, 1998. The Company no longer has any obligations under this agreement.

         On March 23, 1999 the Company entered into agreements with certain consulting firms to provide financial public relations and marketing and other corporate advisory services geared to assist the Company and its growth. In February, 1999 the Company granted the principals of one firm options to purchase 150,000 shares of the Company's common stock, as discussed in NOTE E above. The options have a term of five years. In addition, the Company will grant options to a second firm to purchase 300,000 shares of the Company's common stock at $.01 per share in lieu of fees. In accordance with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company will record a charge to earnings in an amount equal to the fair value of the options at the date granted over the term of the service agreement.

NOTE G - ADDITIONAL FINANCING

         The Company is currently offering up to $50,000,000 8 1/2% Senior Notes due 2002, ("Notes") under Regulation S of the Securities Act of 1933. For each $10,000 of Notes purchased, the Company will issue warrants to purchase 1,000 shares of common stock of the Company at $4.00 per share for no additional consideration. Application has been made to list the Notes on the Luxembourg Stock Exchange. The Company anticipates this offering to close on May 7, 1999.