Form 10QSB
period 1999-05-31
ROYAL FINANCIAL CORP
filed 1999-07-14
CIK 1073949

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---  OF 1934
                   For the quarterly period ended May 31, 1999

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
---             For the transition period from           to

                             Commission file number


                           ROYAL FINANCIAL CORPORATION
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Nevada                                       13-3961109
------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


              1000 Ballpark Way, Suite 210, Arlington, Texas 76011
------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (817) 861-4000
------------------------------------------------------------------------------
                           (Issuer's telephone number)


------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changes since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

7,464,382
---------

Transitional Small Business Disclosure Format (Check one): Yes  No X

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Interim unaudited consolidated financial statements as of May 31, 1999 and for the nine month and three month periods ended May 31, 1998 and 1999 are attached hereto. These financial statements include the accounts of the Company and all of its subsidiaries after eliminating all material inter-company accounts and transactions. They reflect all adjustments that the Company considers necessary for a fair presentation of the financial position at such date and the results of operations and cash flows for those periods. Results of operations for the nine months ended May 31, 1999 are not necessarily indicative of the results that may be expected for the entire year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company's Form 10-SB as filed with the Securities and Exchange Commission in November, 1998.

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

         The Company is a real estate financial holding company which invests in the asset backed real estate and mortgage markets. The Company's investments include residential and commercial non-performing mortgages, distressed residential properties purchased at foreclosure sale auctions, tax lien certificates which result from unpaid property taxes owed to municipal and county taxing authorities, ownership and operation of a manufactured housing community in Florida, and land for future development of manufactured housing communities.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MAY 31, 1999 AND 1998

         Total revenues increased approximately $42,000 or 75%, to $98,353 for the three months ended May 31, 1999, as compared to $55,936 for the three months ended May 31, 1998. The decrease in gain on sale of loans of approximately $78,000 is primarily attributable to: (i) fewer loans in the portfolio due to more direct real estate purchases in 1998 and 1999 (the Company obtains title to the properties at the time of purchase); and (ii) the age of the portfolio - any properties remaining in the portfolio which were originally purchased as loans would be foreclosed upon and reflected as the sale of real estate upon disposition. The increase in gain on sale of real estate of approximately $121,000 is primarily attributable to (i) more properties reflected as real estate in the Company's portfolio for the reasons noted above; and (ii) losses incurred on two individual properties in the three months ended May 31, 1998 whereby the

Company had to buy out the first lien holder prior to being able to sell the properties. The increase in lot rental income of $44,375 is attributable to the acquisition of Walden Woods Retirement Village (Walden Woods), a manufactured housing community in Florida, in June 1998, providing a new source of revenue for the Company.

         Total expenses increased approximately $452,000 or 23%, to $784,548 for the three months ended May 31, 1999, as compared to $332,401 for the three months ended May 31, 1998. The increase in offering costs of approximately $193,000 was due to the write-off of costs incurred in connection with the Company's offering of up to $50,000,000 8 1/2% Senior Notes due 2002. This offering, which was expected to close in May 1999, was unsuccessful. Accordingly, all related costs which had been deferred were written off in May, 1999. The decrease in interest expense of approximately $30,000 is attributable to a lower principal balance outstanding in 1999 due to $8,560,000 of 8 1/2% Senior Convertible Debentures due March 2000 being converted into common stock of the Company during 1998. The increase in salaries and benefits of approximately $56,000 is primarily attributable to an increased number of personnel in the current quarter over the same period a year ago and a related increase in health insurance costs. The increase in professional fees of approximately $76,000 is primarily due to a consulting agreement entered into in 1999 to provide financial and investment services to the Company and legal fees incurred for various filings. The increase in promotional expenses of approximately $99,000 is due to the Company taking steps to raise awareness and establish a market presence by engaging certain investor relations firms, establishing an internet web site, and other promotional activities during the current fiscal quarter. In addition, the Company incurred advertising costs related to Walden Woods, which were not incurred during the comparable quarter in 1998 due to the acquisition of Walden Woods in June 1998. Depreciation expense increased approximately $22,000 due primarily to the acquisition of Walden Woods as well as leasehold improvements and other office furniture and equipment purchased in 1998. Real property maintenance expense increased approximately $19,000 due primarily to the maintenance of Walden Woods which was acquired in June 1998.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MAY 31, 1999 AND 1998

         Total revenue increased approximately $251,000, or 109%, to $479,875 for the nine months ended May 31, 1999, as compared to $229,321 for the nine months ended May 31, 1998. A decrease in interest income of approximately $126,000 is primarily attributable to less idle cash due to increased investment activities including the acquisition and expansion of Walden Woods, the purchase of model manufactured homes and other investment activities. The decrease in gain on sale of loans of approximately $76,000 is primarily attributable to: (i) fewer loans in the portfolio due to more direct real estate purchases in 1998 and 1999 (the Company obtains title to the properties at the time of purchase); and (ii) the age of the portfolio - any properties remaining in the portfolio which a were originally purchased as loans would be foreclosed upon and reflected as the sale of real estate upon disposition. The increase in gain on sale of real estate of approximately $311,000 is primarily due to : (i) more properties reflected as real estate in the Company's portfolio for the reasons noted above; and (ii) losses incurred on two individual properties in the three months ended May 31, 1998 whereby the Company had to buy out the first lien holder prior being able to sell the properties. The increase in lot rental income of $131,946 is attributable to the acquisition of Walden Woods Retirement Village, a manufactured housing community in Florida, in June, 1998, providing a new source of revenue for the Company.

         Total expenses increased approximately $313,000 or 17% to $1,988,040 for the nine months ended May 31, 1999, as compared to $1,675,069 for the nine months ended May 31, 1998. The increase in offering costs of approximately $193,000 was due to the write-off of costs incurred in connection with the Company's offering of up to $50,000,000 8 1/2% Senior Notes due 2002. This offering, which was expected to close in May 1999, was unsuccessful. Accordingly, all related costs which had been deferred were written off in May, 1999. The decrease in interest expense of approximately $531,000 is attributable to a lower principal balance outstanding in 1999 due to $8,560,000 of 8 1/2% Senior Convertible Debentures due March 2000 being converted into common stock of the Company during 1998. The increase in salaries and benefits of approximately $193,000 is due to an increased number of personnel in the current year over the comparable period in the prior year and a related increase in health insurance costs. During 1998, seven additional personnel were hired, two of which to operate and manage Walden Woods. Four personnel were terminated in 1999 due to a shift in the Company's investment strategy and utilization of existing personnel. The increase in promotional expenses of approximately $211,000 is due to the Company taking steps to raise awareness and establish a market presence by engaging certain investor relations firms, establishing an internet web site, and other promotional activities during the current fiscal year. In addition, the Company incurred advertising costs related to Walden Woods, which were not incurred during the comparable period in 1998 due to the acquisition of Walden Woods in June 1998. Travel and lodging expense decreased approximately $78,000 primarily due to the shareholder meeting held in Florida in January, 1998. The increase in general and administrative expense of approximately $50,000 is primarily attributable to: (i) the corporate office in Naples, Florida not being fully operational until February, 1998 and; (ii) administrative expenses related to Walden Woods which were not incurred during the comparable period in 1998 due to the acquisition of Walden Woods in June 1998. Depreciation expense increased approximately $74,000 due to the acquisition of Walden Woods as well as leasehold improvements and other office furniture and equipment purchased in 1998. The increase in insurance expense of approximately $29,000 is due to: (i) insurance carried on Walden Woods; (ii) insurance carried on both the Arlington, Texas and Naples, Florida offices for a longer period during the current year due to the Naples, Florida office not being fully operational until February, 1998 and
(iii) insurance carried on more investment properties for a longer period of time in the current year. The increase in taxes payroll and other of approximately $119,000 is primarily due to the staffing changes discussed above and real estate taxes incurred as holding costs on the Company's real estate investments. Real property maintenance expense increased approximately $72,000 due to the maintenance of Walden Woods which was acquired in June 1998 and the maintenance of the Company's other investment properties for a longer period in the current year.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $.5 million and $3.9 million at May 31, 1999 and August 31, 1998, respectively. The decrease is attributable to approximately $2.3 million of cash used in operating activities, approximately $917,000 and $136,000 used in investing and financing activities, respectively. The outflow of cash from operating activities is primarily attributable to corporate and property operations, the payment of $350,000 to certain consulting firms who have been engaged to assist the Company in obtaining financing and establishing a market presence, and purchases of model manufactured homes for Walden Woods totalling approximately $827,000. The Company utilized $917,000 of cash flow primarily in the following investing activities: (i) the purchase of residential and commercial properties ($1.3 million); (ii) the purchase of mortgage loans ($589,000); (iii) expansion of the Walden Woods park development ($797,000); (iv) investment in Florida tax lien certificates ($232,000) and; (v) investments in land parcels in Florida ($507,000) on which the Company plans to develop additional manufactured housing communities.

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

         In April, 1999, the Company paid a $270,000 deposit in connection with a contract to purchase approximately 330 acres in Wildwood, Florida. The purchase price is $1,400,000. The closing of this contract is conditioned upon the resolution of certain contingencies.

         The Company entered into an agreement on March 25, 1999 to purchase approximately 65 acres in Charlotte County, Florida for $725,000. The Company signed a letter of intent on March 18, 1999 to purchase 15 acres located in Punta Gorda, Florida for $172,500. Both of these transactions closed in June, 1999. Approximately $500,000 of the purchase price was paid with proceeds from the sale of a multi-family property the Company owned in California.

         The Company's offering of up to $50,000,000 8 1/2% Senior Notes due 2002, ("Notes") under Regulation S of the Securities Act of 1933, which was scheduled to close in May, 1999, was unsuccessful. Obtaining this financing was critical to the Company's success. A significant component of the Company's growth strategy is the acquisition and development of manufactured housing retirement communities, the purchase of model homes as well as other real estate related investments. The Company believes that the proceeds from the ongoing dispositions of loans, real estate properties and model homes, as a part of the Company's normal business operations, along with existing cash will be sufficient to meet the Company's working capital needs for at least the next twelve months. However, in order to finance certain strategic acquisition and developement opportunities, the Company will require additional funding sources and is currently pursuing alternative sources of financing. There can be no assurance that the Company will be successful in implementing its growth strategy or that adequate sources of capital will be available in the future as needed on terms acceptable to the Company.

         The agreements that the Company had entered into on March 23, 1999 with certain consulting firms to provide financial public relations and marketing and other corporate advisory services geared to assist the Company and its growth were terminated in May, 1999. In connection therewith, the options to purchase 150,000 shares of the Company's common stock that were issued the principals of one firm were cancelled. In addition, the obligation to grant options to a second firm to purchase 300,000 shares of the Company's common stock at $.01 per share in lieu of fees was also cancelled. The Company no longer has any obligations under these agreements and in June 1999, received a partial refund of approximately $150,000 of amounts paid to such consulting firms.

YEAR 2000 COMPLIANCE

         The Year 2000 ("Y2K") issue relates to whether computer systems will properly recognize date-sensitive information to allow accurate processing of transactions and data relating to the year 2000 and beyond. Systems that do not properly recognize such information could generate erroneous information or fail. The Company has developed a plan to ensure its mission critical Information Technology ("IT") systems, such as in-house accounting, network operating systems, and desktop software systems are compliant with system requirements to process transactions after the year 1999. In June, 1998, the Company installed a new financial accounting and reporting package. The software utilized for these functions is licensed by third party vendors who have warranted that their systems are Y2K compliant. As a result, although no assurances can be given, the Company does not expect that any costs relating to the Y2K issue will be material to its financial condition or result of operations.

         The Company believes that the greatest exposure lies with third parties, such as its tenants, service providers, vendors, financial institutions and the Company's transfer agent and other unaffiliated parties the Company conducts business with. The Company depends on its tenants for rents and cash flows, its financial institutions for availability of cash, its transfer agent to maintain and track investor information, its service providers and vendors for day-to-day services and other unaffiliated parties to be able to close on real estate transactions. If any of these third parties are unable to meet their obligations to the Company because of the year 2000 problem, such a failure may have a material adverse effect on the financial condition or results of operations of the Company. Although the Company is in the process of working with such third parties in order to attempt to eliminate its year 2000 concerns, the cost and timing of the third party year 2000 compliance is not within the Company's control, and no assurance can be given with respect to the cost and timing of such efforts or the potential effects of any failure to comply. The Company anticipates, although no assurances can be given, that it would be able to switch suppliers, banks or service providers if any were unable to convert their systems appropriately.

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

         3.8 Authorization to Transact Business in Florida of Royal Mortgage Brokerage, Inc.*

         3.9      Articles of Incorporation of Walden Woods of Sugarmill, Inc.*

         3.10     By Laws of Walden Woods of Sugarmill, Inc.*

         3.11     Articles of Incorporation of Walden Woods of Sugarmill
                  Sales, Inc.*

         4.1 8 1/2% Convertible Senior Debenture due 2000 (filed as Exhibit No. 4.1 for the fiscal quarter ended February 28, 1999 and incorporated herein by reference)

         27       Financial Data Schedule (filed herewith)

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

                                    ROYAL FINANCIAL CORPORATION
                                           (Registrant)



Date:  July 13, 1999                  /s/ Michael J. Pilgrim
                                    ----------------------------------------
                                      Michael J. Pilgrim, President & CEO

Date:  July 13, 1999                  /s/ Mark J. Teinert
                                    ----------------------------------------
                                      Mark J. Teinert, Secretary/Treasurer


Date:  July 13, 1999                  /s/ Susan M. Stein
                                    ----------------------------------------
                                      Susan M. Stein, V.P. - Finance

                         ROYAL FINANCIAL CORPORATION

                    Condensed Consolidated Balance Sheets

                                   ASSETS


                                                                            May 31,         August 31,
                                                                             1999              1998
                                                                        ----------------  ---------------
                                                                           (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                          $        545,931  $     3,912,255
     Prepaid expenses and other current assets                                   528,145          149,009
     Manufactured home inventory                                                 854,443           27,700
                                                                        ----------------  ---------------

          Total Current Assets                                          $      1,928,519  $     4,088,964

INVESTMENTS:
     Mortgage loan portfolio, net                                              3,168,345        2,808,902
     Real estate portfolio, net                                                  680,887        1,357,744
     Other                                                                        24,167          164,156
                                                                        ----------------  ---------------

          Total Investments                                                    3,873,399        4,330,802

PROPERTY AND EQUIPMENT, NET                                                    3,493,778        2,198,979

OTHER ASSETS                                                                      55,758          136,979
                                                                        ----------------  ---------------

          Total Assets                                                  $      9,351,454  $    10,755,724
                                                                        ----------------  ---------------
                                                                        ----------------  ---------------

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                           $        184,145  $        80,250

8 1/2% SENIOR CONVERTIBLE DEBENTURES DUE MARCH 2000                            1,290,000        1,290,000
                                                                        ----------------  ---------------

          Total Liabilities                                                    1,474,145        1,370,250

COMMITMENTS

STOCKHOLDERS' EQUITY
     Common stock, $.001 par value; authorized 50,000,000 shares;
          issued and outstanding, 7,464,382 shares                      $          7,464  $         7,464
     Additional paid-in capital                                               14,062,657       14,062,657
     Accumulated deficit                                                      (6,192,812)      (4,684,647)
                                                                        ----------------  ---------------

          Total Stockholders' Equity                                           7,877,309        9,385,474
                                                                        ----------------  ---------------

               Total Liabilities and Stockholders' Equity               $      9,351,454  $    10,755,724
                                                                        ----------------  ---------------
                                                                        ----------------  ---------------

         The accompanying notes are an integral part of these financial statements.

                                            ROYAL FINANCIAL CORPORATION

                                      Consolidated Statements of Operations

                                                   (Unaudited)


                                                     Three Months Ended                  Nine Months Ended
                                                ------------------------------   -----------------------------------
                                                   5/31/99         5/31/98           5/31/99            5/31/98
                                                --------------  --------------   ----------------   ----------------
   Interest                                     $       14,679  $       63,193   $         93,060  $         219,056
   Gains (losses) on sales of
        operating assets
             Loans                                       5,930          84,265              5,930             82,073
             Real Estate                                29,359         (91,522)           239,518            (71,808)
   Lot rental income                                    44,375            ----            131,946               ----
   Other                                                 4,010            ----              9,421               ----
                                                --------------  --------------   ----------------   ----------------

             TOTAL REVENUE                              98,353          55,936            479,875            229,321

   EXPENSES
        Offering Costs                                 192,502            ----            192,502               ----
        Interest                                        39,940          69,771            129,070            659,798
        Salaries and benefits                          132,201          76,273            420,982            227,958
        Professional fees                              119,639          43,614            257,640            246,087
        Contract Labor                                   ----            4,000              ----              58,000
        Promotional                                    100,046             662            215,879              5,355
        Travel and lodging                               1,674           5,322             14,175             92,401
        General and administrative                      26,923          29,850            142,446             92,318
        Depreciation                                    45,127          22,984            129,390             55,640
        Office rent                                     30,267          22,985             98,144             84,479
        Insurance                                        9,641           3,572             34,899              6,287
        Taxes - payroll and other                       49,220          43,137            194,911             75,430
        Real property maintenance                       23,929           4,560             78,234              6,350
        Due diligence                                   13,440           5,671             79,768             64,966
                                                --------------  --------------   ----------------   ----------------

        TOTAL EXPENSES                                 784,548         332,401          1,988,040          1,675,069
                                                --------------  --------------   ----------------   ----------------

             NET LOSS                           $     (686,195) $     (276,465)  $     (1,508,165)  $     (1,445,748)
                                                --------------  --------------   ----------------   ----------------
                                                --------------  --------------   ----------------   ----------------

   Loss per share - basic and diluted           $        (0.09) $        (0.05)  $          (0.20)  $          (0.39)
                                                --------------  --------------   ----------------   ----------------
                                                --------------  --------------   ----------------   ----------------

   Weighted average shares outstanding               7,464,382       5,210,181          7,464,382          3,694,316
                                                --------------  --------------   ----------------   ----------------
                                                --------------  --------------   ----------------   ----------------




    The accompanying notes are an integral part of these financial statements.

                                            ROYAL FINANCIAL CORPORATION

                                      Consolidated Statements of Cash Flow

                                                  (Unaudited)

                                                                                Nine Months Ended
                                                                       -----------------------------------
                                                                           5/31/99            5/31/98
                                                                       -----------------  ----------------
     Cash flows from operating activities
          Net loss                                                     $      (1,508,165) $     (1,445,748)
          Adjustments to reconcile net loss to net cash
               used in operating activities
                    Depreciation                                                 129,390            55,640
                    Amortization/write-off of debenture and
                         offering costs                                          217,078            41,407
                    Write off of loan                                                ---            11,368
                    (Gain)/loss on sale of real estate                          (239,518)           71,808
                    Gain on disposition of loans                                  (5,930)          (93,441)
                    Changes in operating assets and liabilities
                         Prepaid expenses and other assets                    (1,010,651)         (135,762)
                         Accounts payable and accrued liabilities                103,895          (261,382)
                                                                       -----------------  ----------------

                              Net cash used in operating activities           (2,313,901)       (1,756,110)

     Cash provided by (used in) investing activities

          Purchase of land                                                      (507,406)              ---
          Investment in park development                                        (797,222)              ---
          Expenditures for property and equipment                               (119,562)         (222,491)
          Purchases of tax lien certificates                                    (232,143)              ---
          Principal collections on tax lien certificates                         335,496           430,111
          Purchases of loans                                                    (589,299)       (3,540,761)
          Collections on loans                                                    97,757           395,842
          Sale of real estate properties                                       2,207,205           761,878
          Purchases of real estate properties                                 (1,348,028)          (24,084)
          Sale of other investments                                               36,636               ---
          Loan to Davenport Ventures, Inc.                                           ---        (1,600,000)
                                                                       -----------------  ----------------

          Net cash used in investing activities                                 (916,566)       (3,799,505)

     Cash provided by (used in) financing activities

          Sale of common stock, net of offering costs                                ---         3,190,997
          Additional stock offering costs                                            ---           (44,930)
          Debentures issued                                                          ---           150,000
          Expenditures for debenture offering                                   (135,857)              ---
                                                                       -----------------  ----------------
     Net cash (used in) provided by financing activities                        (135,857)        3,296,067

     Net decrease in cash and cash equivalents                                (3,366,324)       (2,259,548)

     Cash and cash equivalents, beginning of period                            3,912,255         6,167,633
                                                                       -----------------  ----------------

     Cash and cash equivalents, end of period                          $         545,931  $      3,908,085
                                                                       -----------------  ----------------
                                                                       -----------------  ----------------

     The accompanying notes are an integral part of these financial statements.

                           ROYAL FINANCIAL CORPORATION
                   Notes to Consolidated Financial Statements

NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

         Royal Financial Corporation (together with it subsidiaries, the "Company") is a diversified real estate investment company specializing in the acquisition and development of retirement manufactured housing communities, the acquisition of single-family residential properties and tax lien certificates, and to a lesser extent, the purchase of non-performing and under-performing mortgage loans at a discount from the balances of the loans. Most of the Company's current investment properties are located in the state of Florida.

         The Company came into being in August 1998 when Royal Mortgage Corporation and Davenport Ventures, Inc. merged and the name was changed to Royal Financial Corporation. The controlling shareholder group of both companies prior to the merger was substantially the same. Accordingly, the merger was treated as a combination of entities under common control. The results of operations reflected in the accompanying consolidated statements of operations for 1998 include only Royal Mortgage Corporation due to Davenport Ventures, Inc. having been a non-operating company until June, 1998 when it acquired Walden Woods Retirement Village (Walden Woods), a manufactured housing community in Homosassa, Florida.

BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements have been included. Operating results for interim periods reflected are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended August 31, 1998 included in the Company's Form 10-SB which was filed in November, 1998.

NOTE B - NEW ACCOUNTING STANDARDS

         In March 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB")issued EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions," which provides that internal costs of identifying and acquiring operating property should be expensed as incurred. This pronouncement has no material impact on the Company's financial statements.

         In June 1997, the FASB issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which required that a public company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available and is used regularly by management in assessing segment performance and for making operating decisions. This pronouncement is effective for the Company's financial statements for the year ending August 31, 1999.

NOTE C - LOSS PER SHARE

         In 1998, the Company adopted the provisions of SFAS No. 128, "Earnings per Share". In accordance with SFAS 128, the Company computes basic earnings
(loss) per common share based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. No effect has been given to convertible debentures, stock options or warrants because the effect of assumed conversion or exercise is anti-dilutive.

NOTE D - CASH FLOW INFORMATION

         Supplemental information on cash flows and noncash investing and financing transactions is as follows:

                  Supplemental Cash Flow Information:
                                Interest paid                                         $   109,650

                  Supplemental Schedule of Non-cash
                                Investing and Financing Activities:
                                     Real estate acquired through foreclosure of loans    111,489

NOTE E - PROPERTY AND EQUIPMENT


         Property and equipment at May 31, 1999 consist of the following:
                  Land - future development sites                                     $   508,549
                                     Walden Woods                                       1,368,282
                  Land improvements and buildings (Walden Woods)                          301,337
                  Development in progress (Walden Woods)                                  936,018
                  Furniture, fixtures and equipment - Walden Woods                         83,371
                                                      Other                               230,292
                  Leasehold Improvements                                                  335,063
                                                                                      -----------
                                                                                        3,762,912
                  Less accumulated depreciation                                          (269,134)
                                                                                      -----------
                                                                                      $ 3,493,778
                                                                                      -----------
                                                                                      -----------

NOTE F - CHANGES IN STOCK OPTIONS

         On May 27, 1999, the stock options that the Company had granted to a public relations firm in February, 1999 to purchase 150,000 shares of the Company's common stock at an exercise price of $2.00 per share were cancelled in connection with the termination of the service agreement with such firm, as further discussed in NOTE G.

         As of May 31, 1999 there were a total of 1,498,667 options outstanding at a weighted average exercise price of $2.15.

NOTE G - COMMITMENTS

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

         The agreements that the Company had entered into on March 23, 1999 with certain consulting firms to provide financial public relations and marketing and other corporate advisory services geared to assist the Company and its growth were terminated in May, 1999. In connection therewith, the options to purchase 150,000 shares of the Company's common stock that were issued the principals of one firm were cancelled. In addition, the obligation to grant options to a second firm to purchase 300,000 shares of the Company's common stock at $.01 per share in lieu of fees was also cancelled. The Company no longer has any obligations under these agreements.

         In December 1998, the Company paid a $112,500 deposit in connection with a contract to purchase approximately 30 acres in Charlotte County, Florida. Upon closing of the contract, which is subject to the resolution of certain contingencies, an additional payment of $217,500 will be required.

          In April, 1999, the Company paid a $270,000 deposit in connection with a contract to purchase approximately 330 acres in Wildwood, Florida. The purchase price is $1,400,000. The closing of this contract is conditioned upon the resolution of certain contingencies.

NOTE H - ADDITIONAL FINANCING

         The Company's offering of up to $50,000,000 8 1/2% Senior Notes due 2002, ("Notes") under Regulation S of the Securities Act of 1933, which was scheduled to close in May, 1999, was unsuccessful. Costs of approximately $193,000 related to this offering, which had been deferred, were written off in May, 1999.

NOTE I - SUBSEQUENT TRANSACTIONS

         The Company entered into an agreement on March 25, 1999 to purchase approximately 65 acres in Charlotte County, Florida for $725,000. The Company signed a letter of intent on March 18, 1999 to purchase 15 acres located in Purta Gorda, Florida for $172,500. Both of these transactions closed in June 1999. Approximately $500,000 of the $897,500 total purchase price for these properties was paid with proceeds from the sale of a multi-family property the Company owned in California.