Form 10KSB
period 1999-08-31
ROYAL FINANCIAL CORP
filed 1999-11-22
CIK 1073949

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

                                  FORM 10-KSB

(MARK ONE)

   /X/     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1999

   / /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                             COMMISSION FILE NUMBER

                           --------------------------

                          ROYAL FINANCIAL CORPORATION

                 (Name of small business issuer in its charter)

                      NEVADA                                           13-3961109
         (State of other jurisdiction of                  (I.R.S. Employer Identification No.)
          incorporation or organization)
2000 EAST LAMAR BLVD., SUITE 290, ARLINGTON, TEXAS                        76006
     (Address of principal executive offices)                          (Zip Code)

                                 (817) 861-4000
                           Issuer's telephone number

         Securities registered under Section 12(b) of the Exchange Act:

TITLE OF EACH CLASS      NAME OF EACH EXCHANGE ON WHICH
-------------------                REGISTERED
                     ---------------------------------------
       None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, par value $.001

                                (TITLE OF CLASS)
                         ------------------------------

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

    State issuer's revenues for its most recent fiscal year: $550,329

    As of October 21, 1999, the aggregate market value of the 7,464,382 common shares held by non-affiliates of the registrant was approximately $933,048, based upon the closing price of $.125 on the OTC Bulletin Board.

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

    Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 7,464,382

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act to 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

     Transitional Small Business Disclosure Format (Check one):  Yes / /; No /X/

                                     PART I

ITEM 1.  BUSINESS

         GENERAL

The Company is a real estate financial holding company which invests in the asset backed real estate and mortgage markets. The Company's investments include ownership and operation of a manufactured housing retirement community in Florida, land in Florida zoned for future development as a manufactured housing subdivision, residential and commercial non-performing mortgages, distressed residential properties purchased at foreclosure sale auctions, and tax lien certificates which result from unpaid property taxes owed to municipal and county taxing authorities.

         HISTORY OF THE COMPANY

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

         During 1997, Royal Mortgage Corporation's primary business consisted of purchasing non-performing and under-performing mortgage loans collateralized by single-family, multi-family and commercial real estate properties. These loans were purchased at a discount from the principal balances of the loans. Royal Mortgage Corporation also invested in tax lien certificates.

         During 1998 and prior to the merger, Royal Mortgage Corporation's investment activities consisted primarily of acquiring non-performing mortgage loans collateralized by single-family residential properties, and purchasing distressed single-family residential properties at foreclosure sales.

         Davenport was an inactive public entity until June, 1998 when it acquired Walden Woods Retirement Village (the "Park"), a manufactured housing community in Homosassa, Florida for a purchase price of approximately $1,611,000. This acquisition was financed by Royal Mortgage Corporation. This was a stock purchase of all of the outstanding capital stock of Walden Woods of Sugarmill, Inc. ("Walden Woods") whose sole asset is the Park.

         During fiscal year 1999, the Company focused on the manufactured housing segment of its business and invested approximately $838,000 in expansion and improvement of the Park, purchased 80 acres of raw land in Punta Gorda, Florida for approximately $986,000 and paid a deposit of $112,500 on an adjacent 30 acres, and purchased fourteen model homes for a total of approximately $995,000 (three of which were sold in 1999). In addition, the Company acquired single-family residential properties at foreclosure sales non-performing mortgage loans and tax lien certificates.

         THE COMPANY'S BUSINESS

         As of August 31, 1999, the Company's assets and operations were composed of two operating segments:

                  / / Manufactured Housing;
                  / / Residential and Commercial Properties

         Within these segments, the Company, together with its subsidiaries, owned the following real estate assets as of August 31, 1999:

                  / / Manufactured Housing Segment includes the Park, which
                      contains approximately 217 homesites on a 65 acre site in Florida.
                  / / Residential and Commercial Properties Segment consists of the Company's mortgage loan portfolio, real estate portfolio and tax lien certificate investments. The mortgage loan portfolio is comprised of 13 non-performing mortgage loans collateralized by residential and commercial properties. The real estate portfolio consists of six single-family residential properties located in Florida. At August 31, 1999 the Company held 25 tax lien certificates with the underlying properties located in Louisiana (23), Iowa (1) and Indiana (1).

         MANUFACTURED HOUSING SEGMENT

         Revenues from the manufactured housing segment for the year ended August 31, 1999 of $191,502 represent approximately 39% of consolidated revenues.

         This operating segment of the Company's business consists primarily of operating the Park, a retirement manufactured housing community.

         A manufactured home community is designed and improved with sites for the placement of manufactured homes and related infrastructure and amenities. Manufactured homes are detached, single-family homes that are built off-site by manufacturers and installed on sites within each community. The owner of each home in the community leases the site on which the home is located. Modern manufactured home communities are similar to typical residential subdivisions containing centralized entrances, paved streets, curbs, gutters and parkways. In addition, these communities often provide a clubhouse for social activities, recreation and other amenities, which may include swimming pools, shuffleboard courts, tennis courts, laundry facilities and cable television services. The Park is a gated community in which at least one resident in each household must be age 55 or over. The Park contains amenities which include, but are not limited to, a clubhouse with full kitchen, heated outdoor pool, a detached billiards room, shuffleboard courts, paved and curbed streets, parkways and lush landscaping throughout.

         According to the Manufactured Housing Institute, manufactured housing is the fastest growing segment in the United States housing market. Nearly one out of every three new homes sold in the U.S. is a manufactured home and shipments of manufactured homes have increased 20% annually since 1992.

         The Company generates revenue from its manufactured housing community from three major sources:

         (1) Land Leasing: The Company owns the manufactured housing community, including the land and any community developments thereon. The Company generates revenue by leasing lots to home owners.

         (2) Sale of manufactured homes: Through Walden Sales, the Company intends to engage in the sale of manufactured homes, currently costing approximately $50,000 to $125,000.

         (3) Arranging third party mortgages: Through its wholly-owned subsidiary, Royal Mortgage Brokerage, Inc., the Company arranges third party mortgage financing for the homes which it sells. The earned commission results in a 2% margin of profit for the Company.

         MARKET CONDITIONS

         The Park property reflects the Company's strategy of investing in premier assets within markets that have significant potential for rental and home sales growth. In selecting this property, the Company analyzed demographic and economic data to focus on markets expected to benefit from an influx of retirement-age residents. The state of Florida is one of the fastest growing areas of the country for retirees, many of whom choose to live in a manufactured housing community in the southern part of the United States in the winter months, returning to their permanent home during the summer months.

         The Company has made substantial investments during 1998 and 1999 to ensure that this property is superior to other parks in the area. It is the newest park in the area, including Hernando and Citrus counties.

         The new Veteran's Memorial Expressway will put the Park within 40 minutes of Tampa, Florida. The area around the Park is growing. US 19, which runs by the Park, has recently been resurfaced and widened to plan for increased traffic.

         Model home sales are very seasonal with the peak sales period being from December to March. New lot rentals are a function of home sales, as potential new residents would not begin renting a homesite until they purchased and had installed a manufactured home, unless it was a resale of an existing home.

         RESIDENTIAL AND COMMERCIAL PROPERTIES SEGMENT

         Revenues from this operating segment comprise approximately 40% of consolidated revenues for the year ended August 31, 1999.

         The principal business activities within this segment consist of the following:

         (1) Acquisition and resolution of sub and non-performing mortgage loans;
         (2)      Acquisition of distressed properties at foreclosure sales; and

         (3) Purchase of tax lien certificates resulting from unpaid mortgages or unpaid property taxes owed to municipal and county taxing authorities.

         MORTGAGE LOANS

         According to the Mortgage Banker's Association of America the great majority of homes purchased within the U.S. are financed through banks, savings and loans associations, credit unions and other financing companies, with the dollar amount of homes financed each year within the U.S. consistently exceeding $600 billion over the past six years. Mortgage originations for the first two calendar quarters of 1999 were $732 billion. On average, 4% of these mortgages become sub and non-performing loans, which has created a $160 billion niche within the mortgage paper market.

         Existing mortgage loans can be purchased at a discount in the secondary market of the U.S. mortgage market. The level of discount achieved will vary depending upon numerous factors, including but not limited to, (i) payment history of subject mortgage loan, (ii) how motivated the seller is to sell the loan, (iii) the terms of the loan, (iv) the condition of the property and (v) the location of the property. Royal Mortgage Corporation has purchased loans at discounts ranging from approximately 15 to 60 percent of the face value of the loan. The Company's discounted loan portfolio totaled approximately $2,384,794 or 28% of the Company's total assets, as of August 31, 1999.

         LEVEL OF DISCOUNT

         Royal Mortgage Corporation has acquired performing loans at discounts of approximately 10 to 15 percent and has acquired non-performing loans at discounts of approximately 40 to 60 percent. Performing loans offer cash flow as well as an opportunity for a moderate capital gain when Royal Mortgage Corporation sells the loans. Non-performing loans offer no cash flow, but the Company believes that they may offer capital gain potential upon disposition. Royal Mortgage Corporation purchases discounted loans for the purpose of realizing a capital gain within four to eighteen months of acquisition, although no assurances of a capital gain can be given.

         SOURCE OF LOANS

         Royal Mortgage Corporation has acquired discounted mortgage loans from banks and other originators of loans, large U.S. conglomerates that participate in the secondary mortgage market and at public auctions. Performing loans are typically purchased from originators and secondary market participants. Non-performing loans are generally purchased from secondary market participants and at public auctions.

         DUE DILIGENCE

         Whether purchasing performing or non-performing loans, Royal Mortgage Corporation must carry out several due diligence steps. First and foremost, Royal Mortgage Corporation must locate sources of these loans, then Royal Mortgage Corporation evaluates and narrows its selections to pursue only those mortgages that meet Royal Mortgage Corporation's investment criteria. Generally, Royal Mortgage Corporation targets loans collateralized by residential real estate, located in Texas and Florida, which are under or non-performing. Royal Mortgage Corporation's due diligence procedures include reviewing existing independent appraisals in the Seller's loan file, obtaining lien searches, inspecting properties, and evaluating the market data for comparable properties and consulting with local real estate agents.

         DISTRESSED PROPERTIES AND FORECLOSURE SALES

         When a property owner fails to pay property tax, school tax or other taxes or to make mortgage payments to his or her mortgage company for an extended period of time, that person's home can be placed on the auction block by the mortgage company or local governmental authorities. As evidenced by county foreclosure listings, this occurs on a regular basis in the U.S. and creates an opportunity to purchase homes in mortgage foreclosure sales for as little as 40 to 60 percent of their fair market value. At August 31, 1999, the Company's real estate owned, net, totaled approximately $748,962 or 9% of the Company's total assets.

         Royal Mortgage Corporation also contacts lenders and major secondary market participants to look at portfolios of loans that are slated for foreclosure. Royal Mortgage Corporation may purchase several loans at once and then foreclose on each loan as the holder of the unpaid mortgage and potentially realize a capital gain when the property is resold. These portfolios of loans, purchased just prior to foreclosure, are available at discounts ranging from approximately 40 to 80 percent of the face value of the unpaid loan. The same due diligence is performed on distressed properties and foreclosure sales as the Company would perform on other assets acquired.

         TAX LIEN CERTIFICATES

         The Company believes that Royal Mortgage Corporation has identified a specific market niche that offers a low-risk and high-yield opportunity:
Tax Lien Certificates. When property taxes are not paid promptly by the property owner, certain local taxing authorities auction tax lien certificates for that particular property. The sale of the certificates provides immediate funds to the taxing authority. In certain states and counties in the United States, purchasers of tax lien certificates are able to realize a rate of interest of approximately 17 to 24 percent on these certificates based on statutory rates set by the local taxing authorities. Currently 31 states in the U.S. auction tax lien certificates at the local government level.

         According to Fitch Investor Service Inc. ("Fitch"), approximately 2 to 3 percent of all tax liens are not redeemed by the property owner and the purchaser of the tax lien must wait until the property is sold at auction to make a profit. However, in those instances when the taxes are not paid by the property owner the property is sold at auction and the investor's lien is ultimately satisfied.

         To date, Royal Mortgage Corporation has purchased approximately 250 tax lien certificates yielding approximately 17 to 24 percent annually. The redemption rate the Company has experienced is consistent with the findings of the search conducted by Fitch. Royal Mortgage Corporation purchased $553,915 in tax lien certificates in June 1997. As of AUGUST 31, 1998, $127,520 of these certificates were still outstanding.

         ROYAL MORTGAGE BROKERAGE, INC.

         Royal Mortgage Brokerage, Inc., a Texas corporation, which is also authorized to do business in Florida, arranges for individuals, partnerships, trusts or corporations to obtain mortgages from outside mortgage lenders on properties owned by or outside of the Company. Customarily, Royal Mortgage Brokerage, Inc. obtains a financing "BROKERS" commission for each mortgage it arranges. These fees range from 1 to 4 percent depending upon the size of the mortgage and the "BROKER'S" fees paid by a particular lender. Royal Mortgage Brokerage, Inc. is a wholly-owned subsidiary of the Company.

         COMPETITION

         The acquisition of discounted loans and tax lien certificates is highly competitive due to the shear size of this segment of the mortgage and tax lien industries and the competitive bidding that occurs in most transactions. Although these segments make up a sizable portion of the Company's investment portfolio, in relation to the overall market, the Company's discounted loan and tax lien certificate holdings make up far less than one half of one percent of the national market. While there can be no assurances, the Company believes it can successfully participate in these segments of the industry by purchasing smaller packages that the industry giants do not consider because of their small size.

         The Company competes with companies that are much larger and have far greater financial resources than the Company. While the Company focuses on local markets, its competition would be able to extend greater resources than the Company to penetrate local markets if they so elected. However, while there can be no assurances, the Company believes it is able to better concentrate its efforts locally and has greater flexibility to spend as much time as needed to familiarize itself with local market conditions than its competitors.

         ENVIRONMENTAL IMPACT

         The Company believes that none of its activities utilize any hazardous materials or result in the discharge of any pollutants into the environment. The Company believes it complies fully with all state and federal environmental laws and regulations. In addition, the properties owned by the Company or for which the Company holds a mortgage or tax lien generally have been subjected to a Phase I or similar environmental audit (which involves general inspections without soil sampling or ground water analysis) completed by independent environmental consultants whose audits have not revealed, nor is the Company aware of, any material adverse affect on the Company's business, results of operations, financial condition or liquidity.

         EMPLOYEES

         The Company employs a total of eight full-time persons, one commission-based person and one contract person who monitors the maintenance of the Company's residential properties in Florida. None of the Company's employees, commission-based personnel or contract personnel are represented by a union and the Company believes its relationship with its employees is very good. There are no employment contracts between the Company and any of its employees.

         REGULATION

         The Company is subject to certain State of Florida regulations concerning the resale of real estate, its mortgage brokerage activities and its operation of manufactured housing communities. Presently the Company is subject to oversight by the Florida Department of Banking and Finance for mortgage brokering and licensing matters. The Company is required to exercise supervision over the preparation and maintenance of required documentation for its Florida real estate transactions, and it believes that it is in compliance with all applicable rules and regulations.

IN ADDITION TO OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-KSB, THE FOLLOWING IMPORTANT FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT ON THE COMPANY'S BUSINESS, PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         HISTORY OF LOSSES. The Company incurred net losses of $2,292,326, $2,185,528 and $1,518,513 for the year ended August 31, 1999, eight months ended August 31, 1998 and year ended December 31, 1997, respectively, and as of August 31, 1999 the Company's current liabilities exceeded its current assets by $30,785. Although a substantial portion of the net losses for such periods is due to non-operating charges to earnings, the Company expects that losses will continue until such time, if ever, that the Company can substantially increase its investment in income-producing properties, expand the manufactured housing segment of its business and increase its inventory of other real estate investments for capital gains income.

         NEED FOR ADDITIONAL FINANCING. The Company's offering of up to $50,000,000 8 1/2% Senior Notes due 2002, ("Notes") under Regulation S of the Securities Act of 1933, which was scheduled to close in May 1999, was unsuccessful. Obtaining this financing was critical to the Company's success. A significant component of the Company's growth strategy is the acquisition and development of manufactured housing retirement communities, the purchase of model homes as well as other real estate related investments. The Company believes that the proceeds from the ongoing dispositions of loans, real estate properties and model homes, as a part of the Company's normal business operations, along with existing cash will be sufficient to meet the Company's working capital needs for a least the next twelve months. However, in order to finance certain strategic acquisition and development opportunities, the Company will require additional funding sources and is currently pursuing alternative sources of financing. There can be no assurance that the Company will be successful in implementing its growth strategy or that adequate sources of capital will be available in the future as needed on terms acceptable to the Company.

         LIMITED PRIOR PUBLIC MARKET; POTENTIAL LIMITED TRADING MARKET. There has only been a public market for the Company's stock since May 1998 and there can be no assurance that an active trading market in the Company's stock will be established or maintained. In the absence of such a market, an investor may find it more difficult to sell common shares of the Company.

ITEM 2.  PROPERTIES

         The Company moved into new executive offices at 2000 E. Lamar Blvd., Suite 290, Arlington, Texas on September 10, 1999. The premises are leased from an unaffiliated party at a rate of $4,745 per month. The lease has a five year term. The Company has been released from any and all obligations under the previous lease agreement for the office space at 1000 Ballpark Way, Suite 210, Arlington, Texas.

         The Company also maintains an office in Naples, Florida and subleases space from an unaffiliated party for approximately $3,672 per month. This lease expires in October, 2000 with an option to renew for two years.

         The Company believes that these facilities are adequate for its current needs and anticipated future needs.

         INVESTMENT PROPERTIES

         The Company considers all of its investment properties to be held for sale. All of the Company's improved properties are covered by property and casualty insurance, which the Company believes is adequate.

         MANUFACTURED HOUSING PROPERTIES

         Undeveloped Acreage

         The book value of the Company's investment in undeveloped land at August 31, 1999 was approximately $1,100,000, which was approximately 13% of consolidated assets at August 31, 1999. The Company's investment in undeveloped acreage consists of a 100% interest in approximately 80 acres located in Punta Gorda, Florida and a deposit of $112,500 paid in connection with a contract to purchase an adjacent 30 acres. Upon closing of the contract, which is subject to the resolution of certain contingencies, an additional payment of $217,500 will be required. The zoning and density for this acreage to be developed as a manufactured housing community have been approved by the Board of County Commissioners of Charlotte County, Florida. The Company purchased this land with the intent to develop it into another retirement manufactured housing community. However, due to the inability to raise additional capital in the Company's most recent securities offering, the Company will begin marketing this investment as a package of approximately 110 acres upon closing the pending contract for $217,500. Punta Gorda has been named one of the ten best cities to live by Money Magazine the last three years.

         Developed acreage

         This property consists of Walden Woods Retirement Village (the "Park"), a gated 55+ retirement community in Homosassa, Florida approximately 45 minutes north of Tampa. The book value of real property related to the Park at August 31, 1999 was approximately $2,674,000, which was approximately 32% of consolidated assets at August 31, 1999. The Park consists of Phase I, II, III and the Estates on approximately 60 acres. Phases I and II contain 92 developed sites. The occupancy rate of Phase I and II at 8/31/99 was 100%. Lot rents are currently $175 per month increasing to $210 effective January, 2000.

         Over the past year, the Company has invested approximately $1 million in developing an additional 20 acres into Phase III and the Estates, which will add approximately 125 homesites bringing the total homesites in the Park to 217. Phase III and the Estates are substantially complete at 8/31/99. Base lot rent in Phase III is $225 per month and $295 per month in the Estates. The Company currently has nine model homes in Phase III, four of which are furnished, and three model homes in the Estates, one of which is furnished.

         Other improvements made during the current year include installing an entrance gate with an electronic security system, emergency exit and security gate at the back of the Park, new landscaping, over-sized expansion of the community water and sewer systems, new clubhouse roof, new pool surface, tile and heaters, new gazebo / mail center in the Estates, resurfacing of the shuffleboard courts, remodeling the library and card room gazebo.

         COMMERCIAL MORTGAGE

         This property consists of several brick mill-type buildings with a total of approximately 213,000 square feet on approximately eight acres of land. This site consists primarily of office space in a variety of configurations. There is substantial parking on-site.

         The property is located three blocks from Exit 27 of Interstate 95 in the downtown area of Bridgeport, Connecticut. There are a number of major redevelopment programs underway in the Bridgeport area that are improving the image and desirability of the city. Last year the new Bluefish baseball stadium opened within three blocks of this property with great success.

         The Company holds two notes on the property described above. The primary note originated December 29, 1992 in the amount of $6,788,778 with interest of 5.98% per annum, compounded monthly from January 1, 1993 until maturity. This note matured on April 30, 1999. There is a secondary note in the amount of $600,000, also originated December 29, 1992. The carrying value of these notes at August 31, 1999 was approximately $1,500,000. The Company has begun foreclosure proceedings on this property.

         Currently, the property is being marketed for sale or lease by the owner.

         REMAINING INVESTMENT PROPERTIES

         The remaining investment properties in the Company's portfolio at August 31, 1999 have an aggregate book value of approximately $1,650,000, which was approximately 20% of consolidated assets at August 31, 1999.

         This group of properties are made up primarily of the following:


                                                                                                 Book Value
                                                                                            at August 31, 1999
                                                                                            ------------------
             / /  Six single-family residential properties located in Florida                    $748,962
             / /  Four mortgage loans collateralized by commercial properties                     120,311
             / /  Eight single-family residential mortgage loans with underlying properties
                  located in Florida                                                              710,561
             / /  25 tax lien certificates with underlying properties
                  located in Louisiana (23), Iowa (1) and Indiana (1)                              22,060


ITEM 3.  LEGAL PROCEEDINGS

         The Company is currently involved as plaintiff in various lawsuits of a nature regularly incurred in the ordinary course of the Company's business. Neither the Company nor any of its subsidiaries is involved in any litigation, arbitration or other proceedings relating to claims which are material to the Company's results of operations, nor so far as the Company is aware, are any such litigation, arbitration or other proceedings pending or threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.



                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET INFORMATION

         The Company's Common Stock began trading on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "ROYF" in May 1998. The following table sets forth, for the periods indicated, quotations for the high and low bid prices for the Company's common stock since it was initially quoted in May 1998 until August 31, 1999. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.


                                                                        BID
                                                        -----------------------------------
                                                            HIGH                     LOW
                                                        -----------               ---------
Third Quarter 1998 (May only)                               .85                      .40

Fourth Quarter 1998                                       2 15/16                    1.20

First Quarter 1999                                         2 1/2                    1 9/16

Second Quarter 1999                                       1 31/32                     1

Third Quarter 1999                                        1 15/32                    3/8

Fourth Quarter 1999                                         .50                      5/32


         HOLDERS

         As of August 31, 1999 there were approximately 67 individual holders of record of the Company's common stock, representing 3,295,017 shares, and 4,169,365 shares of cede stock.

         RECENT SALES OF UNREGISTERED SECURITIES

         The following paragraphs set forth certain information for all securities the Company sold during the past three years without registration under the Securities Act of 1933 (the "SECURITIES ACT"). All transactions were effected in reliance on the exemption from registration afforded by Rule 144 of the Securities Act for transactions not involving a public offering.

                           Royal Mortgage Corporation

         In March 1995, Royal Mortgage Corporation ("RMC") completed a Regulation D Rule 506 offering of 800,000 shares at a price of $.75 per share, receiving gross proceeds of $600,000 from 26 investors, all of whom were accredited investors as defined by Rule 501 of Regulation D.

         In September 1995, RMC completed a Regulation S offering in the amount of $120,000. The Regulation S offering was in the form of a one year $3.00 convertible debenture with the $120,000 raised accruing interest at an annual rate of 8.00%. Pursuant to Section 4 (2),

RMC elected to convert this debt instrument in September 1996 at $3.00 per share plus the accrued interest to the holder of the Convertible Debenture for a total of 43,210 shares.

         In July 1996, RMC completed a $75,000 Regulation D Rule 506 offering of 37,500 shares at a price of $2.00 per share from three investors, all of whom were accredited investors as defined by Rule 501 of Regulation D.

         In August 1997, RMC completed a 250,000 share Regulation S offering at $2.00 per share.

         In September 1997, RMC completed a Regulation D Rule 506 offering raising $9,850,000 through the sale of 8 1/2% Convertible Debentures due March 2000 to 15 investors, all of whom were accredited investors as defined by Rule 501 of Regulation D. Pursuant to Section 4 (2), during the April-June 1998 time periods, $8,560,000 of the $9,850,000 debenture holders voluntarily converted their debentures into shares of RMC for a total of 1,556,363 shares at $5.50 per share at the option of the Debenture Holders.

         In connection with the issuance of debt in 1997 and common stock in 1998, RMC issued warrants to purchase common stock expiring December 31, 2000 to the placement agent, which provided for the purchase of 223,864 shares of common stock at $4.40 per share pursuant to Section 4 (2). Pursuant to an offer made by RMC in August 1998 and in reliance upon Section 4 (2), 220,465 of these warrants were exchanged for 73,485 shares of common stock.

                            Davenport Ventures, Inc.

         In May 1998, Davenport Ventures, Inc. issued 1,500,000 shares at $.05 per share for $75,000 pursuant to a Regulation D Section 504 Offering. In early August 1998, Davenport Ventures, Inc. sold 440,000 shares at $2.00 per share pursuant to a Regulation D 504 Offering.

         Pursuant to the exchange offer by Davenport Ventures, Inc. to RMC's shareholders a one-for-one share exchange was made and approved by both company's shareholders on August 10, 1998. Concurrent with the merger, Davenport Ventures, Inc. changed its name to Royal Financial Corporation.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the financial statements and notes thereto, appearing in Item 7 of this report, and discussion of risk factors included elsewhere in this report. Historical results and percentage relationships set forth in the financial statements included in Item 7 and this section should not be taken as indicative of future operations of the Company. Capitalized terms used but not otherwise defined herein, shall have the meanings ascribed to those terms in Item 1 through 5 of this 10-KSB.

         In connection with, and because it desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

         COMPARISON OF YEAR ENDED AUGUST 31, 1999 TO EIGHT MONTHS ENDED AUGUST 31, 1998

         As discussed previously herein, in 1998 the Company changed its year end from December 31 to August 31. As a result, the audited consolidated statements of operations included in this report cover a twelve month period for 1999 and an eight month period for 1998. Only reasons for material changes from 1998 to 1999 other than simply a different number of months will be included in the following discussion.

         REVENUES

         Total revenues from operations increased approximately $444,000 or 420%, to $550,329 for the year ended August 31, 1999, as compared to $106,004 for the eight months ended August 31, 1998. The decrease in gain on sale of loans of approximately $131,000 is primarily attributable to: (i) losses incurred in 1999 on the disposition of mortgage loans collateralized by two multi-family residential properties in California whereby another lien holder had to be paid off and the properties were sold for 80% of the original appraised amount; (ii) fewer loans in the portfolio due to more direct real estate purchases in late 1998 and 1999 (the Company obtains title to the properties at time of purchase) and less purchases of mortgage loans; and
(iii) the age of the portfolio - any properties remaining in the portfolio which were originally purchased as loans would be foreclosed upon and reflected as the sale of real estate upon disposition. The increase in gain on sale of real estate of approximately $268,000 is primarily due to: (i) more real estate properties in the Company's portfolio for the reasons noted above; and
(ii) losses incurred on two individual properties in 1998 whereby the Company had to buy out the first lien holder prior to being able to sell the properties. The increase in lot rental income of approximately $130,000 is attributable to the acquisition of the Park in June 1998, providing a new source of revenue for the Company. The increase in revenue from sales of manufactured homes of $175,139 is due to this being a new source of revenue for the Company in connection with the addition of 125 homesites and related sale of manufactured homes to persons who decide to live in the Park.

         EXPENSES

         Total operating expenses increased approximately $1,127,000, or 84%, to $2,479,865 for the year ended August 31, 1999, as compared to $1,352,554 for the eight months ended August 31, 1998. The increase in cost of manufactured homes sold of $161,909 is due to this being a new line of business in the current year in connection with the addition of 125 homesites and related sale of manufactured homes to persons who decide to live in the Park. The increase in salaries and benefits of approximately $270,000 is due to an increased number of personnel in the current year over the comparable period in the prior year and a related increase in health insurance costs. During 1998, seven additional personnel were hired, two of which to operate and manage Walden Woods. Four personnel were terminated in 1999 due to a shift in the Company's investment strategy and utilization of existing personnel. The increase in professional fees of approximately $110,000 is primarily due to a consulting agreement entered into in 1999 to provide financial and investment services to the Company and legal and accounting fees incurred for various filings. The increase in promotional expenses of approximately $133,000 is due to the Company taking steps to raise awareness and establish a market presence by engaging certain investor relations firms, establishing an internet web site, and other promotional activities during the current fiscal year. In addition, the Company incurred advertising costs related to Walden Woods, which were not incurred during 1998 due to the acquisition of Walden Woods in June 1998 and expansion of developed homesites in 1999. Travel and lodging expense decreased approximately $87,000 primarily due to the shareholder meeting held in Florida in January, 1998 and several preliminary meetings in Europe to arrange the $50,000,000 securities offering which was not successful. The increase in general and administrative expense of approximately $107,000 is primarily attributable to: (i) the corporate office in Naples, Florida not being fully operational until February 1998; and (ii) administrative expenses related to Walden Woods which were not incurred during the comparable period in 1998 due to the acquisition of Walden Woods in June 1998. Depreciation expense increased approximately $110,000 due to the acquisition of Walden Woods as well as leasehold improvements and other office furniture and equipment purchased in 1998. Real estate holding costs increased approximately $55,000 due primarily to the maintenance of Walden Woods which was acquired in June 1998. The increase in taxes - payroll and other of approximately $95,000 is primarily due to the staffing changes discussed above and real estate taxes incurred as holding costs on the Company's real estate investments. Due diligence expenses increased approximately $129,000 primarily due to engineering and environmental studies that were done on parcels of land in Florida the Company was interested in for potential manufactured housing development sites.

         The decrease in interest expense of approximately $885,000 is attributable to a lower principal balance outstanding in 1999 due to $8,560,000 of 8 1/2% Senior Convertible Debentures due March 2000 being converted into common stock of the Company during 1998. In addition, upon the conversion discussed above, $665,029 of costs that had been deferred related to obtaining this financing were charged to operations in 1998. The loss on sale of fixed assets in 1999 of $121,168 occurred as a result of the Company terminating the original Arlington, Texas office lease agreement and selling furniture and fixtures and tenant improvements. The remaining net book value of the assets sold of $121,168 was written off in August, 1999. The failed offering costs of $179,520 occurred in connection with the Company's offering of up to $50,000,000 8 1/2% Senior Notes due 2002, which was unsuccessful.

         COMPARISON OF EIGHT MONTHS ENDED AUGUST 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

         As discussed previously herein, in 1998 the Company changed its year end from December 31 to August 31. As a result, the audited consolidated statement of operations included in this report cover an eight month period for 1998 and a twelve month period for 1997. Only reasons for material changes from 1997 to 1998 other than simply a different number of months will be included in the following discussion.

         REVENUES

         Total revenues increased approximately $86,000, or 438%, to $106,004 for the eight months ended August 31, 1998, as compared to $19,713 for the year ended December 31, 1997.

         The increase in gain on sale of loans of $82,073 is primarily due to the age of the portfolio - the Company's original loan portfolio was purchased in late 1997, therefore, resolutions did not occur until subsequent fiscal periods. The decrease in gain on sale of real estate of approximately $43,000 was primarily attributable to (i) the age of the portfolio mentioned above; and (ii) losses incurred on two individual properties in 1998 whereby the Company had to buy out the first lien holder prior to being able to sell the properties. The increase in lot rental income of $46,777 is attributable to the acquisition of Walden Woods in June 1998, providing a new source of revenue for the Company.

         EXPENSES

         Total operating expenses increased approximately $437,000 or 48%, to $1,352,554 for the eight months ended August 31, 1998, as compared to $915,694 for the year ended December 31, 1997. The increase in promotional expenses of approximately $96,000 is primarily due to a television spot in August 1998 on a business financial network and hiring a consulting firm in August 1998 to provide financial public relations services. Real estate holding costs increased by $67,946 due to the fact that the Company did not hold title to any properties in 1997 and therefore incurred no related holding costs. The increase in taxes - payroll and other of approximately $87,000 is primarily attributable to an increased number of personnel in 1998 over 1997. During 1998, seven additional personnel were hired, two of which to operate and manage Walden Woods.

         The decrease in interest income of approximately $143,000 is primarily attributable to more idle cash in 1997 caused by the lag time between when funds were received from financings and stock sales and when the Company was able to deploy those funds into various real estate investments.

         The increase in interest expense of approximately $219,000 is due primarily to the write off, in 1998, of $665,029 of costs that had been deferred related to obtaining the portion of the 8 1/2% Senior Convertible Debentures due March 2000 that were converted into common shares of the Company.

         LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $.3 million and $3.9 million at August 31, 1999 and August 31, 1998, respectively. The decrease is attributable to approximately $2.5 million of cash used in operating activities, approximately $936,000 and $149,000 used in investing and financing activities, respectively. The outflow of cash from operating activities is primarily attributable to corporate and property operations, the payment of approximately $200,000 to certain consulting firms who were engaged to assist the Company in obtaining financing and establishing a market presence, increase in model manufactured homes inventory for Walden Woods of approximately $804,000 offset by depreciation and amortization, write-off of deferred financing/offering costs and loss on sale of fixed assets. The Company utilized approximately $936,000 of cash flow primarily in the following investing activities: (i) the purchase of residential and commercial properties ($1.3 million); (ii) the purchase of mortgage loans ($671,000); (iii) expansion of the Walden Woods park development ($838,000);
(iv) investment in tax lien certificates ($232,000); and (v) investment in land parcels in Florida ($1,100,000) which the Company purchased with the intent to develop additional manufactured housing communities.

         In December 1998, the Company paid a $112,500 deposit in connection with a contract to purchase approximately 30 acres in Charlotte County, Florida. Upon closing of the contract, which is subject to the resolution of certain contingencies, an additional payment of $217,500 will be required.

          The Company's offering of up to $50,000,000 8 1/2% Senior Notes due 2002, ("Notes") under Regulation S of the Securities Act of 1933, which was scheduled to close in May 1999, was unsuccessful. Obtaining this financing was critical to the Company's success. A significant component of the Company's growth strategy is the acquisition and development of manufactured housing retirement communities, the purchase of model homes as well as other real estate related investments. The Company believes that the proceeds from the ongoing dispositions of loans, real estate properties and model homes, as a part of the Company's normal business operations, along with existing cash will be sufficient to meet the Company's working capital needs for a least the next twelve months. However, in order to finance certain strategic acquisition and development opportunities, the Company will require additional funding sources and is currently pursuing alternative sources of financing. There can be no assurance that the Company will be successful in implementing its growth strategy or that adequate sources of capital will be available in the future as needed on terms acceptable to the Company.

         The agreements that the Company had entered into on March 23, 1999 with certain consulting firms to provide financial public relations and marketing and other corporate advisory services geared to assist the Company and its growth were terminated in May 1999. In connection therewith, the options to purchase 150,000 shares of the Company's common stock that were issued the principals of one firm were cancelled. In addition, the obligation to grant options to a second firm to purchase 300,000 shares of the Company's common stock at $.01 per share in lieu of fees was also cancelled. The Company no longer has any obligations under these agreements and in June 1999, received a partial refund of approximately $150,000 of amounts paid to such consulting firms.

         YEAR 2000 COMPLIANCE

         The Year 2000 ("Y2K") issue relates to whether computer systems will properly recognize date-sensitive information to allow accurate processing of transactions and data relating to the year 2000 and beyond. Systems that do not properly recognize such information could generate erroneous information or fail. The Company has developed a plan to ensure its mission critical Information Technology ("IT") systems, such as in-house accounting, network operating systems, and desktop software systems are compliant with system requirements to process transactions after the year 1999. In June, 1998, the Company installed a new financial accounting and reporting package. The software utilized for these functions is licensed by third party vendors who have warranted that their systems are Y2K complaint. As a result, although no assurances can be given, the Company does not expect that any costs relating to the Y2K issue will be material to its financial condition or results of operations.

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

ITEM 7.  FINANCIAL STATEMENTS

                  ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                       PAGE
         Reports of Independent Certified Public Accountants                            14

         Consolidated Financial Statements:

         Consolidated Balance Sheet as of August 31, 1999                               16

         Consolidated Statements of Operations for                                      17
                  the year ended August 31, 1999,
                  eight months ended August 31, 1998 and
                  year ended December 31, 1997

         Consolidated Statements of Changes in Stockholders' Equity                     18
                  for the year ended August 31, 1999,
                  eight months ended August 31, 1998 and
                  year ended December 31, 1997

         Consolidated Statements of Cash Flows for                                      19
                  the year ended August 31, 1999,
                  eight months ended August 31, 1998 and
                  year ended December 31, 1997

         Notes to Consolidated  Financial Statements                                    20


                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Royal Financial Corporation


We have audited the accompanying consolidated balance sheet of Royal Financial Corporation and subsidiaries as of August 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended and the eight months ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal Financial Corporation and subsidiaries as of August 31, 1999, and the consolidated results of their operations and their consolidated cash flows for the year then ended and the eight months ended August 31, 1998, in conformity with generally accepted accounting principles.



/s/ Grant Thornton LLP

GRANT THORNTON LLP

Dallas, Texas
September 30, 1999

[LETTERHEAD OF WILLIAM C. SPORE & COMPANY, PC.]



                           INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
Royal Mortgage Corporation

We have audited the accompanying statements of operations and cash flows for the year ended December 31, 1997 of Royal Mortgage Corporation (a Texas corporation). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Royal Mortgage Corporation for the year ended December 31, 1997 in conformity with generally accepted accounting principles.



/s/ WILLIAM C. SPORE & COMPANY, PC

WILLIAM C. SPORE & COMPANY, PC
Certified Public Accountants

January 14, 1998

                   ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEET

                                 August 31, 1999

                                      ASSETS


CURRENT ASSETS
     Cash and cash equivalents                                                       $    315,927
     Prepaid expenses and other current assets                                            222,225
     Manufactured home inventory                                                          831,328
                                                                                     ------------
                              Total current assets                                      1,369,480

INVESTMENTS
     Land for future development or sale                             $  1,098,997
     Mortgage loan portfolio, net                                       2,384,794
     Real estate portfolio, net                                           748,962
     Tax lien certificates                                                 22,060       4,254,813
                                                                     ------------
PROPERTY PLANT AND EQUIPMENT - MANUFACTURED HOUSING
     COMMUNITY, NET                                                                     2,697,299

OFFICE PROPERTY AND EQUIPMENT, NET                                                        128,845

OTHER ASSETS
     Deferred debenture costs                                              29,231
     Deposits and sundry assets                                            13,745          42,976
                                                                     ------------    ------------
                              Total assets                                           $  8,493,413
                                                                                     ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                        $    110,265
     8 1/2% Senior Convertible Debentures                                               1,290,000
                                                                                     ------------
                              Total current liabilities                                 1,400,265

COMMITMENTS                                                                                 --

STOCKHOLDERS' EQUITY
     Common stock, $.001 par value; authorized 50,000,000 shares;
          issued and outstanding, 7,464,382 shares                   $      7,464
     Additional paid-in capital                                        14,062,657
     Accumulated deficit                                               (6,976,973)      7,093,148
                                                                     ------------    ------------
               Total liabilities and stockholders' equity                            $  8,493,413
                                                                                     ============


          The accompanying notes are an integral part of this statement.

                  ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                Eight Months
                                                             Year Ended             Ended               Year Ended
                                                           August 31, 1999      August 31, 1998      December 31, 1997
                                                           ---------------      ---------------      -----------------
Revenues
     Gains (losses) on sales of operating assets
          Loans                                              $   (48,658)        $    82,073           $     --
          Real estate                                            245,474             (22,846)             19,713
     Lot rental income                                           177,046              46,777                 --
     Sales of manufactured homes                                 175,139                 --                  --
     Other                                                         1,328                 --                  --
                                                             -----------         -----------           ---------
                                                                 550,329             106,004              19,713
Operating expenses
     Cost of manufactured homes sold                             161,909                 --                  --
     Salaries and benefits                                       542,544             272,111             249,875
     Professional fees                                           376,817             266,633             226,997
     Promotional                                                 236,607             103,283               6,966
     Travel and lodging                                           35,552             122,655             100,391
     General and administrative                                  241,505             134,286             110,875
     Depreciation                                                171,350              61,290              43,288
     Office rent                                                 134,163              85,687              83,991
     Insurance                                                    59,236              64,801              28,715
     Real estate holding costs                                   122,580              67,946                --
     Taxes - payroll and other                                   205,713             110,948              23,701
     Due diligence expenses                                      191,889              62,914              40,895
                                                             -----------         -----------           ---------
                                                               2,479,865           1,352,554             915,694
                                                             -----------         -----------           ---------
                            Operating loss                    (1,929,536)         (1,246,550)           (895,981)

Other Income (Expense)
     Interest income                                             106,908             114,772             257,318
     Interest expense                                           (169,010)         (1,053,750)           (834,775)
     Loss on sale of office property and equipment              (121,168)               --                (4,723)
     Failed offering costs                                      (179,520)               --               (40,352)
                                                             -----------         -----------           ---------
                                                                (362,790)           (938,978)           (622,532)
                                                             -----------         -----------           ---------
                                      Net loss               $(2,292,326)        $(2,185,528)        $(1,518,513)
                                                             ===========         ===========         ===========
Loss per share - basic and diluted                           $     (0.31)        $     (0.40)        $     (0.67)
                                                             ===========         ===========         ===========
Weighted average shares outstanding                            7,464,382           5,450,599           2,258,792
                                                             ===========         ===========         ===========


          The accompanying notes are an integral part of this statement.

                  ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                            Common Stock           Additional
                                      -------------------------      paid-in        Accumulated
                                        Shares         Amount        capital          deficit           Total
                                      -----------  ------------   -------------    -------------     -----------
Balances at January 1, 1997           $2,630,700   $      2,631   $  1,025,219     $  (980,606)    $    47,244

RMC
     Sale of common stock                250,000            250        439,070            --           439,320
     Net loss                               --             --             --        (1,518,513)     (1,518,513)

Royal Financial Corporation
     (formerly DVI)
          Sale of common stock            20,000             20            (20)           --              --
                                      -----------  ------------   -------------    -------------   ------------
Balances at December 31, 1997          2,900,700          2,901      1,464,269      (2,499,119)     (1,031,949)

RMC
     Sale of common stock                892,500            893      3,168,818            --         3,169,711
     Conversion of 8 1/2% senior
          convertible debentures       1,556,364          1,556      8,558,444            --         8,560,000
     Exercise of stock options             1,333              1          1,332            --             1,333
     Conversion of warrants               73,485             73            (73)           --              --

Royal Financial Corporation
     (formerly DVI)
          Sale of common stock         1,940,000          1,940        864,967            --           866,907
          Common stock issued for
               services                  100,000            100          4,900            --             5,000

Net loss                                    --             --             --        (2,185,528)     (2,185,528)
                                      -----------  ------------   -------------    -------------   ------------
Balances at August 31, 1998            7,464,382          7,464     14,062,657      (4,684,647)      9,385,474

Net loss                                    --             --             --        (2,292,326)     (2,292,326)
                                      -----------  ------------   -------------    -------------   ------------
Balances at August 31, 1999            7,464,382   $      7,464   $ 14,062,657    $ (6,976,973)    $ 7,093,148
                                      ===========  ============   =============   ==============   ============


         The accompanying notes are an integral part of this statement.

                         ROYAL FINANCIAL CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Eight Months
                                                                        Year Ended           Ended             Year Ended
                                                                      August 31, 1999    August 31, 1998    December 31, 1997
                                                                      ---------------    ---------------    -----------------
Cash flows from operating activities
     Net loss                                                           $(2,292,326)       $(2,185,528)       $(1,518,513)
     Adjustments to reconcile net loss to net cash used in
      operating activities
          Depreciation                                                      171,350             61,290             43,288
          Amortization/write-off of debenture/offering costs                242,612            781,559            316,919
          Loss on sale of office property and equipment                     121,168               --                4,723
          Common stock issued for services                                     --                5,000               --
          Changes in operating assets and liabilities
               Prepaid expenses and other assets                           (784,663)           (43,445)          (121,736)
               Accounts payable and accrued liabilities                      30,015           (159,937)           192,524
                                                                        -----------        -----------        -----------
                            Net cash used in operating activities        (2,511,844)        (1,541,061)        (1,082,795)
                                                                        -----------        -----------        -----------
Cash used in investing activities
     Purchase of Walden Woods of Sugarmill, Inc.                               --           (1,611,625)              --
     Purchase of additional land                                         (1,098,997)           (18,000)              --
     Principal collections on tax lien certificates                         337,846            102,410            243,849
     Purchases of tax lien certificates                                    (232,386)              --                 --
     Purchases of property and equipment                                   (173,462)          (177,921)          (118,892)
     Purchases of loans                                                    (671,118)        (1,531,515)        (4,322,535)
     Collections on loans                                                   121,140            111,449              1,099
     Disposition of loans                                                   751,018            416,380               --
     Sale of real estate and other assets                                 2,152,437          1,192,392             34,212
     Purchases of real estate properties                                 (1,283,950)          (572,327)              --
     Investment in park development                                        (838,148)          (138,798)              --
                                                                        -----------        -----------        -----------
                            Net cash used in investing activities          (935,620)        (2,227,555)        (4,162,267)
                                                                        -----------        -----------        -----------
Cash provided by (used in) financing activities
     Sale of common stock, net of offering costs                               --            4,057,904            439,320
     Proceeds from borrowings                                                  --                 --            9,897,885
     Repayments on borrowings                                                  --                 --             (265,435)
     Payments for deferred financing costs                                 (148,864)              --           (1,147,865)
     Exercise of stock options                                                 --                1,333               --
     Other                                                                     --               (8,639)           (65,286)
                                                                        -----------        -----------        -----------
                            Net cash (used in)/ provided by
                              financing activities                         (148,864)         4,050,598          8,858,619
                                                                        -----------        -----------        -----------
Net (decrease)/increase in cash and cash equivalents                     (3,596,328)           281,982          3,613,557
                                                                        -----------        -----------        -----------
Cash and cash equivalents, beginning of period                            3,912,255          3,630,273             16,716
                                                                        -----------        -----------        -----------
Cash and cash equivalents, end of period                                $   315,927        $ 3,912,255        $ 3,630,273
                                                                        ===========        ===========        ===========


         The accompanying notes are an integral part of this statement

                  ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - NATURE OF BUSINESS AND DESCRIPTION OF MERGER

    Royal Financial Corporation ("Royal" or the "Company") is a real estate investment company with a portfolio consisting of a manufactured housing community in Florida, undeveloped land in Florida zoned for manufactured housing development, single family residential properties and non-performing mortgage loans collateralized by residential and commercial real estate properties.

    Effective August 18, 1998, the Company (formerly Davenport Ventures, Inc.), merged with Royal Mortgage Corporation ("RMC"). Concurrent with the merger, Davenport Ventures, Inc. ("DVI") changed its name to Royal Financial Corporation. DVI acquired all of the outstanding common stock of RMC in exchange for DVI common stock on the basis of one share of RMC stock for one share of DVI stock. The controlling shareholder group of both DVI and RMC was substantially the same prior to the merger. As a result, the merger has been treated as a combination of entities under common control. Accordingly, the results of operations of the combined entities are reflected in the accompanying consolidated statements of operations as though the entities had been combined as of January 1, 1997. Prior to the merger, RMC was engaged in the acquisition and resolution of non-performing and under-performing mortgage loans and in various investment activities including the acquisition of tax lien certificates and single-family residential properties at foreclosure sales. DVI was a public shell company until June 1998 when it acquired the capital stock of Walden Woods of Sugarmill, Inc. ("Walden Woods"). The sole asset of Walden Woods is Walden Woods Retirement Village (the "Park"), a manufactured housing community in Homosassa, Florida. At the time of purchase, the Park was a 45-acre site, 18 acres of which were developed with approximately 85 homesites. During 1998, the Company purchased an additional 20 acres. During 1998 and 1999, the Company completed a major expansion adding approximately 125 homesites. This development was substantially complete at August 31, 1999. The accompanying consolidated financial statements include the revenue and expenses of the Park since the date of acquisition (June 1, 1998).

                  ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Royal Mortgage Brokerage, Inc. and Walden Woods of Sugarmill, Inc. All significant intercompany accounts and transactions have been eliminated.

    Certain amounts in prior year financial statements have been reclassified to conform with current year presentation.

    RISKS AND UNCERTAINTIES/USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Most of the Company's investment properties, including the manufactured housing community and undeveloped land, are located in the state of Florida.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist primarily of cash in banks and highly liquid investments purchased with an original maturity of three months or less.

    MANUFACTURED HOME INVENTORY

    Inventories consist of finished homes that are purchased from the manufacturer and are valued using the specific identification method. Costs include set-up costs and costs to install such items as porches, sheds, driveways and air conditioners. At August 31, 1999 the Company had eleven homes in inventory.

    PROPERTY PLANT AND EQUIPMENT - MANUFACTURED HOUSING COMMUNITY

    Property Plant and equipment are carried at cost and, except for land, are depreciated over their estimated useful lives on the straight-line method. The estimated useful lives used in computing depreciation are as follows:

          Land improvements and buildings                      15 - 20 years
          Furniture, fixtures and equipment                     3 - 10 years

    Maintenance and repairs are charged to income as incurred and improvements are capitalized.

    LAND FOR FUTURE DEVELOPMENT OR SALE

    Land for future development or sale consists of approximately 80 acres of raw land in Punta Gorda, Florida zoned as manufactured housing subdivision. Also included in the balance is a deposit of $112,500 on an additional adjacent 30 acres. See Note L Commitments.

                  ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

    MORTGAGE LOAN INVESTMENTS

    The Company has purchased mortgage loans, for which the borrower is not current as to principal and interest payments or which there is a reason to believe the borrower will be unable to continue to make its scheduled principal and interest payments, at a discount. All loans held at August 31, 1999 are deemed to be impaired. Income is recognized only upon receipt of interest payments or the ultimate disposition of collateral. The Company accounts for its initial investment in a pool of loans based upon the pricing methodologies used to bid on the pool. The acquisition cost is allocated to each loan within the pool when the bid price was determined based upon an analysis of the expected future cash flows of each individual loan. Generally, loans in the Company's portfolio go through foreclosure proceedings, the Company takes title to the property and the property is sold on the open market. Loans are transferred to real estate owned upon receipt of title to the property.

    REAL ESTATE INVESTMENTS

    All real estate investments are held for sale. Properties acquired through or in lieu of foreclosure are valued at the lower of the adjusted cost basis of the loan or fair value less estimated costs of disposal of the property at the date of foreclosure. Properties acquired directly at auction sales are recorded at cost. Properties held are not depreciated and are periodically re-evaluated to determine that they are being carried at the lower of cost or fair value less estimated costs to dispose. Sales proceeds and related costs are recognized with passage of title to the buyer. Holding and maintenance costs are reported as period costs when incurred.

    OFFICE PROPERTY AND EQUIPMENT AND DEPRECIATION

    Property and equipment are carried at cost. Depreciation for furniture, fixtures and equipment (3 - 10 years) is computed using the straight-line method. Leasehold improvements are amortized over the term of the related leases.

    DEFERRED DEBENTURE COSTS

    The deferred debenture costs represent the unamortized balance of professional fees, commissions and other expenses that have been incurred to obtain debenture financing. These costs are amortized as interest expense over the life of the debentures using the effective interest rate method. The amortized amount for the year ended August 31, 1999, the eight months ended August 31, 1998 and the year ended December 31, 1997 was $50,110, $116,530 and $286,966, respectively. See Note M regarding write off of deferred debenture costs.

    STOCK OPTIONS

    The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123), as well as the provisions of SFAS 123 as they relate to non-employee stock options.

    LOSS PER SHARE

    The Company computes basic earnings (loss) per common share based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. No effect has been given to convertible debentures, stock options or warrants because the effect of assumed conversion or exercise is antidilutive.

                  ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

    OTHER RECENT ACCOUNTING STANDARDS

    In March 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") issued EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions," which provides that internal costs of identifying and acquiring operating property should be expensed as incurred. This pronouncement has no material impact on the Company's financial statements.

    For the fiscal year ended August 31, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which required that a public company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available and is used regularly by management in assessing segment performance and for making operating decisions. This pronouncement is effective for financial statements for periods beginning after December 15, 1997 (See Note O - Segment Reporting).

    In July 1999, the FASB issued Interpretation (FIN) 43, "Real Estate Sales (An Interpretation of FASB Statement No. 66)", which defines real estate more broadly than current practice. There is a very regimented threshold under FASB 66 to achieve sale accounting (specifically, down payment requirements, minimum investment provisions, absence of numerous forms of continuing involvement, etc.). Under FIN 43, some transactions that would have been accounted for as sales in the past will no longer be accounted for as sales after June 30, 1999. All of the Company's investment properties fall under the definition of real estate and thus are subject to FASB Statement No. 66. Therefore, FIN 43 has no impact on the Company's financial statements.


NOTE C - MANAGEMENT'S PLANS FOR CONTINUED EXISTENCE

    As shown in the accompanying financial statements, the Company has incurred net losses of $2,292,326, $2,185,528 and $1,518,513 for the year ended August 31, 1999, the eight months ended August 31, 1998 and year ended December 31, 1997, respectively, and as of August 31, 1999 the Company's current liabilities exceeded its current assets by $30,785. Management's plans to maintain sufficient future cash flows to meet its future financial obligations and to continue funding activities, include the sale of real estate properties in the normal course of the Company's business, reducing general and administrative costs by reducing personnel, moving to a smaller office space and other cost-cutting measures. Management also believes that debt financing, if necessary, is available. Accordingly, management believes that sufficient cash flow will be provided to meet the Company's financial obligations through fiscal year 2000.

                  ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE D - WALDEN WOODS ACQUISITION

    Effective June 1, 1998, the Company acquired Walden Woods from an unaffiliated third party for approximately $1.6 million in cash. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values on the date of acquisition. The allocation was made as follows:


            Assets acquired:
               Land                                                   $1,351,425
               Land improvements and buildings                           255,000
               Furniture, fixtures and equipment                           5,200
                                                                      ----------
                                                                      $1,611,625
                                                                      ==========



                                                                               Year            Eight Months          Year
                                                                               ended              ended              ended
                                                                           August 31, 1999    August 31, 1998   December 31, 1997
                                                                           ---------------    ---------------   -----------------
NOTE E - CASH FLOW INFORMATION

     Supplemental information on cash flows and noncash investing and financing transactions is as follows:

     Supplemental Cash Flow Information:
            Interest paid                                                      $109,650          $  439,973        $345,812

     Schedule of noncash investing activities:
            Real estate acquired through foreclosure of loans                   111,489           2,062,487            --
            Other assets acquired in settlement of loan                            --                40,000            --
            Office equipment exchanged for an account payable                      --                  --            16,000

     Schedule of financing activities:
            8 1/2% senior convertible debentures converted into
              common shares                                                        --             8,560,000            --
            Receivable for 2,500 common shares issued                              --                 9,000            --
            Warrants converted to common shares                                    --                    73            --


                  ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE F - PROPERTY PLANT AND EQUIPMENT

     Property plant and equipment - manufactured housing community consists of the following:


                                                           August 31,
                                                              1999
                                                          ------------
     Land                                                 $ 1,368,282
     Land improvements and buildings                        1,305,433
     Furniture, fixtures and equipment                         86,190
                                                          -----------
                                                            2,759,905
     Less accumulated depreciation                            (62,606)
                                                          -----------
     Investment property and equipment, net               $ 2,697,299
                                                          ===========


Office property and equipment consist of the following:

     Furniture, fixtures and equipment                    $   177,999
     Leasehold improvements                                    73,015
                                                          -----------
                                                              251,014
     Less accumulated depreciation                           (122,169)
                                                          -----------
     Office property and equipment, net                   $   128,845
                                                          -----------


NOTE G - OPERATING LEASES

    The Company leases office space in Arlington, Texas, subleases space in Naples, Florida and has various equipment operating leases. The Arlington lease that had been in place was terminated in August, 1999. The Company has no further obligations under this lease agreement. The Company entered into a new lease agreement for a lesser amount of office space in Arlington, Texas on August 31, 1999. This new lease has a five year term. The Naples, Florida office lease expires in October, 2000 with an option to renew for two years.

    Future minimum lease payments following August 31, 1999 are as follows:


       2000                                                 $111,597
       2001                                                   68,104
       2002                                                   60,702
       2003                                                   58,506
       2004                                                   37,960
       Thereafter                                               --
                                                           ---------
                                                            $336,869
                                                           =========


Lease expense in 1999, 1998 and 1997 was $145,236, $95,931, $83,991,
respectively.

                  ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE H - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist of cash and cash equivalents, mortgage loans, tax lien certificates, and senior convertible debentures payable. The methodologies used and key assumptions made to estimate fair value, the estimated fair values determined and recorded carrying values follow:

    CASH AND CASH EQUIVALENTS

    The carrying amount approximates fair value because of the short maturity of these instruments.

    MORTGAGE LOANS

    The mortgage loan portfolio consists of non-performing loans. On the majority of these loans, the Company expects to foreclose on the underlying collateral and ultimately sell the properties. Accordingly, fair values have been determined based on the status of pending settlements between the Company and borrower or by utilizing the fair value of the underlying collateral.

    TAX LIEN CERTIFICATES

    The fair value is estimated based upon the discounted value of the future cash flows expected to be received based on statutory rates established by the taxing jurisdictions assuming all remaining certificates are redeemed. It is possible that not all certificates will be redeemed in which case the Company may obtain title to the property upon expiration of the statutory holding period.

    SENIOR CONVERTIBLE DEBENTURES

    The carrying amount approximates fair value due to a maturity date of March 2000.

    REAL ESTATE PORTFOLIO

    Real estate, although not a financial instrument, is an integral part of the Company's business. The fair value of real estate is estimated based upon appraisals, broker price opinions, listing agreements, sales contracts and other standard industry valuation methods, less anticipated selling costs.

    The carrying amounts and estimated fair values of the Company's financial instruments and real estate are as follows at August 21, 1999:


                                                                                       August 31,
                                                                                          1999           Fair Value
                                                                                      -----------       -------------
       Financial assets:
          Cash and cash equivalents                                                   $   315,927       $    315,927
          Mortgage loan portfolio, net                                                  2,384,794          2,573,946
          Tax lien certificates                                                            22,060             29,272
       Real estate portfolio, net                                                         748,962            892,056

       Financial liabilities:
          Senior convertible debentures                                                (1,290,000)        (1,290,000)


                  ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE I - SENIOR CONVERTIBLE DEBENTURES

    In 1997, the Company issued $9,850,000 of convertible senior debentures. The debentures accrue interest at 8.5% which is payable semi-annually on October 1 and April 1. During 1998, $8,560,000 of these debentures were converted into common stock of the Company at a price of $5.50 per share. The remaining $1,290,000 of debentures outstanding at August 31, 1999 are due and payable at maturity on March 31, 2000.


NOTE J - INCOME TAXES

    Following is a reconciliation of the Company's income tax provision with the amount of tax computed at the federal statutory rate:


                                                                                   Eight months
                                                            Year ended                 ended               Year ended
                                                          August 31, 1999         August 31, 1998      December 31, 1997
                                                          ---------------         ---------------      -----------------
          Tax benefit at the federal statutory rate       $   779,391                  $743,080            $ 516,294
          Nondeductible expenses                               (2,903)                   (3,560)                (935)
          Other                                                  (750)                   (5,425)              (1,079)
          Net operating losses carryforward                  (775,735)                 (734,095)            (516,438)
                                                          -----------              ------------            ---------
                                                          $         -              $          -            $       -
                                                          ===========              ============            =========

Deferred tax assets consist of the following:

          Net operating loss carryforward                   2,023,573              $  1,496,931              768,979
          Property and equipment                                1,160                     9,004                2,861
                                                          -----------              ------------            ---------
          Gross deferred tax assets                         2,024,732                 1,505,935              771,840
          Valuation allowance                              (2,024,732)               (1,505,935)            (771,840)
                                                          -----------              ------------            ---------
              Net deferred tax assets                     $         -              $          -            $       -
                                                          ===========              ============            =========


    The Company files a consolidated federal income tax return with its subsidiaries. For federal income tax purposes, the Company has cumulative operating losses of approximately $5,950,000 which are being carried forward to future years expiring through 2019. During 1999 the Company revised its net operating loss carryforward, which resulted in a reduction in gross deferred tax assets of approximately $258,000.


NOTE K - OPTIONS AND WARRANTS

    The Company has issued stock options to directors, employees and others. Options are granted at no less than fair value at date of grant, as determined by the board of directors. Generally, the options vest at date granted and expire in five years. Following is a summary of option transactions since January 1, 1997:

                  ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

                                                                                                  Weighted
                                                                                                  average
                                                                                 Shares        exercise price
                                                                             -------------     --------------
          Outstanding at January 1, 1997                                         200,000           $   1.00
          Granted                                                              1,190,000               2.25
                                                                               ---------           --------
          Outstanding at December 31, 1997                                     1,390,000           $   2.07

          Granted
               RMC                                                                50,000               4.25
               Royal (formerly DVI)                                              310,000               3.28
          Exercised
               RMC                                                                (1,333)              1.00
                                                                               ---------           --------
          Outstanding at August 31, 1998                                       1,748,667               2.34
                                                                               ---------           --------

          Granted                                                                150,000               2.00
          Cancelled                                                             (400,000)              3.50
                                                                               ---------           --------
          Outstanding at August 31, 1999                                       1,498,667           $   2.15
                                                                               =========           ========


     The weighted average fair value per share of options granted in 1999, 1998 and 1997 was $.10, $.33 and $.48, respectively.

     In February 1999, the Company granted options to a public relations firm to purchase 150,000 shares of the Company's common stock at an exercise price of $2.00 per share. In May 1999, these stock options were cancelled in connection with the termination of the service agreement with such firm, as further discussed in Note L.

     An additional 250,000 options were cancelled in December 1998 in connection with the termination of a service agreement with a financial public relations firm, as further discussed in Note L.

                  ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

     The following table summarizes information about stock options at August 31, 1999:


                                                Outstanding and Exercisable
                                         --------------------------------------
                                           Weighted
                                            average
                                           remaining                 Weighted
                                          contractual                 average
Exercise price           Shares          life (in years)          exercise price
--------------          --------         --------------           --------------
     RMC
   --------
   $  1.00               198,667              0.5                    $  1.00
      2.25             1,190,000             2.83                       2.25
      4.25                50,000             3.75                       4.25

    Royal
(formerly DVI)
--------------
 $2.25 - 2.75             60,000             1.91                       2.41
                       ---------                                    --------
                       1,498,667                                     $  2.15
                       =========                                    ========


    The Company has adopted only the disclosure provisions of SFAS 123. If the Company had elected to recognize compensation expense based upon the fair value at the option grant date consistent with the methodology prescribed by SFAS 123, the Company's net loss and net loss per share amounts for years in which options were granted would be increased to the pro forma amounts indicated below:


                                                        1999                        1998                     1997
                                                        ----                        ----                     ----
       Net loss
          As reported                                 2,292,326                 $2,185,528                $1,518,513
          Pro forma                                   2,307,326                 $2,246,628                 2,085,913
       Basic and diluted loss per share                                                                   ----------
          As reported                                       .31                       $.40                      $.67
          Pro forma                                         .31                       $.41                       .92
                                                                                                          ----------


In connection with the issuance of debt in 1997 and common stock in 1998, RMC has issued warrants expiring December 31, 2000, to purchase common stock. The warrants issued in connection with the debt issuance were granted to the placement agent and provide for the purchase of 223,864 shares of common stock at $4.40 per share. Pursuant to an offer made by RMC in August 1998, 220,465 of these warrants were exchanged for 73,485 shares of common stock. The following summarizes warrant transactions:


                                                                                   Exercise
                                                                    Shares           price
                                                                   ---------      ----------
    Outstanding at January 1, 1997                                     --         $      --
    Issued                                                          223,864             4.40
                                                                    -------       ----------
    Outstanding at December 31, 1997                                223,864             4.40
    Issued in connection with sale of common stock                  178,500             6.00
    Conversion to common stock                                     (220,465)            4.40
                                                                   --------       ----------
    OUTSTANDING AT AUGUST 31, 1998 AND AUGUST 31, 1999              181,899       $4.40-6.00
                                                                   ========       ==========


                  ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE L - COMMITMENTS

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

    See Note G regarding lease commitments.


NOTE M - UNUSUAL CHARGES TO OPERATIONS

    The Company's offering of up to $50,000,000, 8 1/2% Senior Notes due 2002, under Regulation S of the Securities Act of 1933, which was scheduled to close in May 1999, was unsuccessful. Costs of approximately $180,000 related to this offering, were written off in May 1999.

    In connection with the termination of the original Arlington, Texas office lease agreement, the Company sold furniture and fixtures and tenant improvements at agreed upon percentages of the net book value of these assets. The remaining balance of approximately $121,000 was written off in August 1999.

    Due to the conversion of $8,560,000 of the 8 1/2 % Senior Convertible Debentures due March 2000 during 1998, $665,029 of costs that had been deferred related to obtaining this financing were charged to operations in 1998.


NOTE N - SUBSEQUENT EVENTS

    In September, 1999 the Company sold Royal Mortgage Brokerage, Inc. to an individual for the approximate book value of net assets as of September 17, 1999.

    Effective September 17, 1999 the Company sold all office furniture and fixtures, computer and telephone equipment in the Naples, Florida office to a third party for $10,000. The remaining balance of these assets of approximately $26,000 was written off in September, 1999.

    On October 1, 1999 the Company entered into a sublease agreement for office space in Naples, Florida. The sublease agreement has the same terms as the underlying lease agreement. See Note G.


NOTE O - SEGMENT REPORTING

    The Company has adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" for the year ended August 31, 1999. The Company currently has two major operating segments: Manufactured Housing Segment and the Residential Segment.

    Management organizes the segments within the Company based on property type for making operating decisions and assessing performance. The Company uses the same measure of profit or loss for segments as that used for the consolidated financial statements.

    The Manufactured Housing Segment has two primary sources of revenue, rental of homesites and the sale of manufactured homes. The primary source of revenue for the Residential Segment is gain/loss upon disposition/sale of mortgage loans and real estate properties. In computing income/(loss) by operating segment, the following items were considered in the Corporate and Other category: interest expense, payroll and administrative expenses not directly attributable to other segments and financing costs. Corporate assets are principally investment in land, cash, furniture, fixtures and equipment, receivables and deferred charges.

    Operating results and other financial data are presented for the principal business segments of the Company for the year ended August 31, 1999 and eight months ended August 31, 1998. The manufactured housing segment began in 1998 with the acquisition of Walden Woods. Prior to that time, the Company's real estate investment activities would be considered a single segment. Accordingly, no segment information is presented for 1997.


Year ended August 31, 1999
--------------------------
                                                           Manufactured                            Corporate
                                                              Housing          Residential          and Other         Consolidated
                                                           -------------       -----------         -----------        ------------
Lot rental income                                          $   177,046         $      --           $      --           $   177,046
Manufactured home sales                                        110,090                --                  --               110,090
Manufactured home cost of goods sold                           (96,859)               --                  --               (96,859)
Interest and other                                               1,225                --               106,908             108,133
Loss on sale of loans                                             --               (48,658)               --               (48,658)
Gain on sale of real estate                                       --               245,474                --               245,474
                                                           -----------         -----------         -----------         -----------
          Total revenue                                        191,502             196,816             106,908             495,226

Net income (loss)                                          $   (97,344)        $   167,785         $(2,362,767)        $(2,292,326)

Depreciation                                               $    62,606         $      --           $   108,744         $   171,350

Identifiable assets                                        $ 3,530,992         $ 3,155,816         $ 1,806,605         $ 8,493,413

Capital expenditures                                       $   967,036         $ 2,187,454         $    45,209         $ 3,199,699


                  ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES


Eight Months ended August 31, 1998
-----------------------------------
                                     Manufactured                     Corporate
                                        Housing      Residential      and Other     Consolidated
                                     -------------  -------------   ------------   --------------
Lot rental income                    $     46,777   $       --      $       --      $     46,777
Interest and other                           --             --           114,772         114,772
Gain on sale of loans                        --           82,073            --            82,073
Loss on sale of real estate                  --          (22,846)           --           (22,846)
                                     ------------   ------------    ------------    ------------
          Total revenue                    46,777         59,227         114,772         220,776

Net income (loss)                    $     22,110   $     20,439    $ (2,228,077)   $ (2,185,528)

Depreciation                         $      8,000   $       --      $     53,290    $     61,290

Identifiable assets                  $  1,819,768   $  4,294,166    $  4,641,790    $ 10,755,724

Capital expenditure                  $  1,771,393   $  2,103,842    $    174,951    $  4,050,186


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         RMC, predecessor to the Company, terminated the services of its existing independent public accountant, William C. Spore & Company, P.C., on May 31, 1998. Mr. Spore's audit report on the December 31, 1997 financial statements was unqualified, and there were no reportable disagreements between Mr. Spore and RMC.

         The Company engaged Grant Thornton LLP, independent public accountants, on September 3, 1998. This change was approved by the Board of Directors of the Company on June 12, 1998. There have been no reportable disagreements between the Company and Grant Thornton LLP.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The following table sets forth certain information about the directors, executive officers and significant employees of the Company.


NAME                      AGE       POSITION WITH COMPANY
Michael J. Pilgrim         46       President and Chief Executive Officer, Chairman

Mark J. Teinert            45       Secretary and Treasurer

David E. Wentsch           47       Director

Richard Bergner            68       Director

Raymond Wicki              55       Director

Susan M. Stein             40       Vice President - Finance


         Mr. Michael J. Pilgrim has been President and C.E.O. of the Company since August 1998. Prior to such time and since 1994, Mr. Pilgrim as a co-founder of RMC, where he serves as President and C.E.O. Mr. Pilgrim's duties include, but are not limited to, supervising the Company's operations, serving on the Company's mortgage evaluation and acquisition team and leading the Company's manufactured housing activities. From 1992 to present, Mr. Pilgrim has been and currently is a principal of Rockford Management, Inc., which manages an investment partnership, Gladiator Partners L.P. Mr. Pilgrim's employment history also includes three years with the accounting firm of Arthur Young, five years with Merrill Lynch, where he served as Senior Vice President and three years as Vice President with Prudential Bache Securities. Mr. Pilgrim is a Licensed Mortgage Broker in Florida and currently serves as the Principal Mortgage Broker for Royal Mortgage Brokerage, Inc. Mr. Pilgrim received a Bachelor of Business Administration degree from the University of Missouri in 1975.

         Mr. Mark J. Teinert has been Secretary and Treasurer of the Company since August 1998. Prior to such time and since 1994, Mr. Teinert was a co-founder of RMC, where he served as Secretary and Treasurer. Mr. Teinert's duties include, but are not limited to, serving on the Company's mortgage evaluation and acquisition team, providing analysis, tax lien certificate acquisition and coordinating auction activities. Mr. Teinert's employment history includes eight years as a financial analyst for Dorchester Oil & Gas (a Fortune 500 Company), three years with Merrill Lynch, where he served as Vice President of Retail Equity sales, four years with California Federal Savings Bank where he oversaw various home mortgage activities and four years as Vice President with Professional Practice Insurance Brokers. Mr. Teinert received a Bachelor of Business Administration degree from Texas Tech University.

         Mr. David E. Wentsch has been Vice President of the Company since August 1998. Prior to such time and since April 1998, Mr. Wentsch served as Vice President of RMC, where he served on the Company's mortgage evaluation and acquisition team. From April 1997 to April 1998, Mr. Wentsch was engaged on a CONTRACT basis to provide various legal services relating to the Company's mortgage acquisition activities. Prior experience includes working as a trust banker and practicing law in the areas of real estate, tax and bankruptcy matters. Mr. Wentsch is a Florida Licensed Mortgage Broker. Mr. Wentsch received a Bachelor of Business Administration from the University of Texas El Paso and Jurist Doctor degree from the University of Texas School of Law.

         Dr. Raymond Wicki has been a director of the Company since August 1998. Prior to such time and since April 1998, Mr. Wicki was a director of RMC. From 1990 to present, Dr. Wicki has been and currently is the C.E.O. of Bank Von Graffenried, a family-owned private bank in Berne, Switzerland. From 1983 to 1990, Mr. Wicki focused on private and industrial portfolio management. This included the assignment to build and manage the institutional asset management business of a large Swiss bank. In the late 1970's, Dr. Wicki pioneered the venture capital industry in Europe when, together with two partners, he established one of the first venture capital funds that invested in the U.S. and in Germany and Switzerland. Prior to such time and for eight years Dr. Wicki was with the industrial organization of Aga Khar where he served as Head of Finance. Dr. Wicki started his professional career in the investment department of Hoffmann-La Roche, a Swiss pharmaceutical group. Dr. Wicki received a business administration degree and a Ph. D. in finance and taxation from the University of Berne, Switzerland. He also holds an MBA degree from Kent State University in Ohio.

         Mrs. Susan Stein has been Vice President of Finance of the Company since August 1998. Prior to such time and since April 1998, Mrs. Stein was the Controller of RMC. From 1994 to 1997, Mrs. Stein was with Arthur Andersen LLP in Dallas, Texas where she served as engagement manager for a variety of public and privately-owned client companies in the real estate and financial services industries. Mrs. Stein's employment history includes five years with Coopers & Lybrand, where she served as engagement manager for several clients including a trust company, savings & loan, commercial banks and the FDIC. Mrs. Stein also worked in the banking industry for three years. Mrs. Stein received a Bachelor of Business Administration degree in Accounting from Baylor University.

         Directors serve for a term of one year or until their successors are elected and qualified.

         Executive officers are appointed by and serve at the will of the Board of Directors. There are no family relationships between or among any of the directors or executive officers of the Company.

ITEM 10. EXECUTIVE COMPENSATION

         The following tables set forth the compensation paid and accrued and options granted to the Company's Chief Executive Officer and each executive officer whose annual compensation exceeded $100,000.

                                                SUMMARY COMPENSATION TABLE


---------------------------------------------------------------------------------------------------------------------------
                                                                                                             LONG TERM
                                                                                                            COMPENSATION
                                                                                                        -------------------
                                                                                                               AWARDS
                                                                                                        -------------------
                                                                        ANNUAL COMPENSATION
                                                               ---------------------------------------       SECURITIES
     NAME AND PRINCIPAL                                                                OTHER ANNUAL           UNDERLYING
          POSITION                         YEAR                   SALARY               COMPENSATION          OPTIONS (#)
---------------------------------------------------------------------------------------------------------------------------
Michael J. Pilgrim                         1999                  $132,000                      0                      0
President & CEO                            1998                   132,000                  5,000                 10,000
                                           1997                    75,000                  5,000                260,000

Mark J. Teinert                            1999                   126,000                      0                      0
Secretary/Treasurer                        1998                   126,000                  5,000                 10,000
                                           1997                    75,000                      0                250,000

David E. Wentsch                           1999                    48,000                      0                      0
Vice President & Director                  1998                    96,000                  5,000                 10,000
                                           1997                    55,333                  5,000                110,000




                                         OPTION GRANTS IN LAST FISCAL YEAR
                                                (INDIVIDUAL GRANTS)
-----------------------------------------------------------------------------------------------------------------------
                                 NUMBER OF                 PERCENT OF
                                 SECURITIES              TOTAL OPTIONS
                                 UNDERLYING                GRANTED TO            EXERCISE OR
                                  OPTIONS                 EMPLOYEES IN            BASE PRICE             EXPIRATION
            NAME                 GRANTED (#)               FISCAL YEAR              ($/SH)                  DATE
-----------------------------------------------------------------------------------------------------------------------
Michael J. Pilgrim                 10,000                     20%                    $4.25               March 2003
Mark J. Teinert                    10,000                     20%                     4.25               March 2003
David E. Wentsch                   10,000                     20%                     4.25               March 2003


         No options were granted in 1999 that remain outstanding at August 31, 1999. Options were granted in 1998 to individuals by RMC pursuant to individual stock option grants. Such options have been ratified by the Company. The Company is in the process of adopting a stock option plan for 1999.

         There is no employment agreement with any executive officer.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets fourth information as of August 31, 1999 with respect to persons known to the Company to be the beneficial owners of more than 5% of its voting common stock and with respect to the beneficial ownership of such common stock by each director of the Company and by all directors and executive officers of the Company as a group.


Number of Shares
                                                        Number of Shares
                                                      (Assuming No Exercise           (Assuming Exercise
Name and Address of                                        of Options)                    of Options)
Beneficial Owner                                          by Holder (1)       Percent    by Holder (1)      Percent
-----------------------------------------             ---------------------   -------  ------------------   -------
Bank of Liechtenstein                                        454,545              6%          --               --
     c/o Brown Brothers
          Harriman & Co.
     59 Wall Street
     New York, NY 10005

Michael J. Pilgrim                                           231,667              3%       541,667              6%
     2000 E. Lamar Blvd., Suite 290
     Arlington, Texas 76006

Mark J. Teinert                                              221,667              3%       521,667              6%
     2000 E. Lamar Blvd., Suite 290
     Arlington, Texas 76006

David E. Wentsch                                                 -0-           --          120,000              1%
     2000 E. Lamar Blvd., Suite 290
     Arlington, Texas 76006

Richard Bergner                                                  -0-           --           10,000           --
     2000 E. Lamar Blvd., Suite 290
     Arlington, Texas 76006

Dr. Raymond Wicki                                              3,788           --           10,000           --
     2000 E. Lamar Blvd., Suite 290
     Arlington, Texas 76006

Susan M. Stein                                                   -0-           --           20,000           --
     2000 E. Lamar Blvd., Suite 290
     Arlington, Texas 76006

Directors and executive officers as a group                  457,122              7%     1,227,122             14%
     (6 persons)

Cede & Co. (2)                                             4,169,365             56%          --             --


     (1) Messrs. Pilgrim, Teinert and all executive officers and directors as a group beneficially own options exercisable at an average exercise price of $2.34 for 310,000, 300,000 and 770,000 shares of common stock, respectively.
     (2) Common stock held in street name by various brokerage firms
     The Company is not aware of any arrangement which might result in a change in control in the future.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In 1994, Royal Mortgage Corporation entered into a ten year lease agreement for its Arlington, Texas office. Two of the executive officers of the Company personally guaranteed this lease agreement. However, in connection with the Company's downsizing efforts, this lease agreement was terminated in August 1999. All obligations under this agreement, including the guarantees, were cancelled.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits


2.1      Restated and Amended Agreement and Plan of Merger*

3.1      ARTICLES OF INCORPORATION, as amended of Davenport Ventures, Inc.*

3.2      By Laws of Davenport Ventures, Inc.*

3.3      Articles of Merger of Royal Mortgage Corporation into Davenport
         Ventures, Inc.*

3.4      ARTICLES OF INCORPORATION, as amended, of Royal Mortgage Corporation*

3.5      By Laws of Royal Mortgage Corporation*

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

3.8      Authorization to Transact Business in Florida of Royal Mortgage
         Brokerage, Inc.*

3.9      ARTICLES OF INCORPORATION of Walden Woods of Sugarmill, Inc.*

3.10     By Laws of Walden Woods of Sugarmill, Inc.*

3.11     ARTICLES OF INCORPORATION of Walden Woods of Sugarmill Sales, Inc.*

3.12     By Laws of Walden Woods of Sugarmill Sales, Inc.*

4.1      Specimen Common Stock Certificate*

4.2      8 1/2% Convertible Senior Debenture due 2000 (filed as Exhibit 4.1 to
         Form 10-QSB for the fiscal quarter ended February 28, 1999)


         * filed as exhibits with the same numbers indicated above on Form 10-SB and incorporated herein by reference

         (b)      Reports on Form 8-K The

         Company did not file any reports on Form 8-K during the fourth quarter of fiscal 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ROYAL FINANCIAL CORPORATION
                                      ---------------------------
                                              (Registrant)


                                      By /s/ Michael J. Pilgrim
                                         ------------------------------------
                                         Michael J. Pilgrim, President & CEO

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Date:    November 15, 1999       /s/  Michael J. Pilgrim
                                      ------------------------------------
                                      Michael J. Pilgrim, President & CEO


     Date:    November 15, 1999       /s/  Mark J. Teinert
                                      ------------------------------------
                                      Mark J. Teinert, Secretary/Treasurer


     Date:    November 15,1999        /s/  Susan M. Stein
                                      ------------------------------------
                                      Susan M. Stein, Vice President - Finance