Form 10QSB
period 1999-11-30
ROYAL FINANCIAL CORP
filed 2000-01-14
CIK 1073949

FORM 10-QSB


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended NOVEMBER 30, 1999

/ /      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

                     For the transition period from ____________ to ___________

                     Commission file number      ______________________________



                           ROYAL FINANCIAL CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           NEVADA                                          13-3961109
--------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


             2000 E. LAMAR BLVD., SUITE 290, ARLINGTON, TEXAS 76006
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (817) 861-4000
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No/ /


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
     7,464,382
---------------------
Transitional Small Business Disclosure Format (Check one):    Yes / /  No /X/

                           ROYAL FINANCIAL CORPORATION
                                   Form 10-QSB
                                November 30, 1999


                                      INDEX

                                                                               Page No.
PART I    FINANCIAL INFORMATION

          ITEM 1.    FINANCIAL STATEMENTS
                     Consolidated Balance Sheets:
                        November 30, 1999 and August 31, 1999                      3

                     Consolidated Statements of Operations:
                        Three-month Periods Ended November 30, 1999 and 1998       4

                     Consolidated Statements of Cash Flows:
                        Three-month Periods Ended November 30, 1999 and 1998       5

                     Notes to Consolidated Financial Statements                    6

          ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS                          9

PART II   OTHER INFORMATION

          ITEM 1.    Legal Proceedings                                            10

          ITEM 4.    Submission of Matters to a Vote of Security Holders          10

          ITEM 6.    Exhibits and Reports                                         11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                                         November 30,     August 31,
                                                             1999            1999
                                                         ------------    ------------
                                                         (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                              $    479,064    $    315,927
  Prepaid expenses and other current assets                   135,937         222,225
  Manufactured home inventory                                 841,826         831,328
                                                         ------------    ------------
          Total Current Assets                              1,456,827       1,369,480

INVESTMENTS:
  Land for future development or sales                      1,155,140       1,098,997
  Mortgage loan portfolio, net                              2,311,578       2,384,794
  Real estate portfolio, net                                  369,621         748,962
  Tax lien certificates and other                              98,416          22,060
                                                         ------------    ------------
          Total Investments                                 3,934,755       4,254,813

PROPERTY, PLANT AND EQUIPMENT-MANUFACTURED
  HOUSING COMMUNITY, NET                                    2,712,235       2,697,299

OFFICE PROPERTY AND EQUIPMENT, NET                             79,176         128,845

OTHER ASSETS                                                   29,448          42,976
                                                         ------------    ------------
          Total Assets                                   $  8,212,441    $  8,493,413
                                                         ============    ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         November 30,     August 31,
                                                             1999            1999
                                                         ------------    ------------
                                                         (Unaudited)
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities               $    119,952    $    110,265
  8 1/2% Senior Convertible Debentures                      1,290,000       1,290,000
                                                         ------------    ------------

          Total Current Liabilities                         1,409,952       1,400,265

COMMITMENTS

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value: authorized 50,000,000
    shares; issued and outstanding, 7,464,382 shares            7,464           7,464
  Additional paid-in capital                               14,062,657      14,062,657
  Accumulated deficit                                      (7,264,632)     (6,976,973)
                                                         ------------    ------------
          Total Stockholders' Equity                        6,802,489       7,093,148
                                                         ------------    ------------

          Total Liabilities and Stockholders' Equity     $  8,212,441    $  8,493,413
                                                         ============    ============

               ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                            Three Months Ended
                                                                                                November 30,
                                                                                   ------------------------------------
                                                                                          1999                1998
                                                                                   ----------------     ---------------
                                                                                                 (Unaudited)
Revenues
     Gains (losses) on sales of operating assets
          Loans                                                                     $          (492)    $           --

          Real estate                                                                        65,803              67,407

          Other repossessed assets                                                             --                (3,771)

     Lot rental income                                                                       43,275              43,321

     Sales of manufactured homes                                                             56,500                --

     Other                                                                                     --                   785
                                                                                   ----------------     ---------------
                                                                                            165,086             107,742
Operating expenses
     Cost of sales of manufactured homes sold                                                51,664                --

     Salaries and benefits                                                                  117,981             132,413

     Professional fees                                                                       54,188              45,244

     Promotional                                                                             16,423              63,573

     Travel and lodging                                                                       2,537               4,893

     General and administrative                                                              37,480              34,060

     Depreciation                                                                            14,498              28,984

     Office rent                                                                             16,483              33,939

     Insurance                                                                               18,110              11,111

     Real estate holding costs                                                               29,689              13,548

     Taxes - payroll and other                                                               28,471              57,753

     Due diligence expenses                                                                   2,801              30,846
                                                                                   ----------------     ---------------
                                                                                            390,325             456,364
                                                                                   ----------------     ---------------
                              Operating loss
                                                                                           (225,239)           (348,622)

Other income (expense)
     Interest income                                                                          3,447              31,016

     Interest expense                                                                       (39,859)            (27,413)

     Loss on sale of office property and equipment                                          (26,400)               --

     Failed offering costs                                                                   (3,500)               --
                                                                                   ----------------     ---------------
                                                                                            (66,312)              3,603
                                                                                   ----------------     ---------------
                                 Net loss                                           $      (291,551)    $      (345,019)
                                                                                   ================     ===============
Loss per share - basic and diluted                                                  $         (0.04)    $         (0.05)
                                                                                   ================     ===============

Weighted average shares outstanding                                                       7,464,382           7,464,382
                                                                                   ================     ===============

     The accompanying notes are an integral part of these statements.


               ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                            Three Months Ended
                                                                                                November 30,
                                                                                   ------------------------------------
                                                                                          1999                1998
                                                                                   ----------------     ---------------
                                                                                                 (Unaudited)
Cash flows from operating activities
     Net loss                                                                      $       (291,551)    $      (345,019)
     Adjustments to reconcile net loss to net cash
          used in operating activities
               Depreciation                                                                  14,498              28,984
               Amortization of debenture costs                                               13,528                --
               Loss on sale of office property and equipment                                 26,400                --
               Write off of loan                                                             11,525                --
               Changes in operating assets and liabilities
                    Prepaid expenses and other assets                                        75,790            (190,135)
                    Accounts payable and accrued liabilities                                  9,687             (66,960)
                                                                                   ----------------     ---------------

                         Net cash used in operating activities                             (140,123)           (573,130)
                                                                                   ----------------     ---------------

Cash used in investing activities
     Purchase of additional land                                                            (56,143)               --
     Principal collections on tax lien certificates                                             691              86,793
     Purchases of property and equipment                                                    (16,340)            (12,057)
     Sale of property and equipment                                                          10,175
     Investments in loans                                                                   (69,191)            (63,922)
     Collection on loans                                                                     49,130               7,509
     Disposition of loans                                                                    62,533                --
     Sale of real estate and other assets                                                   410,163             402,091
     Purchases of real estate properties and other investments                              (87,758)           (721,213)
     Investment in manufactured housing community development                                  --              (185,173)
                                                                                   ----------------     ---------------

                         Net cash provided by/(used) in investing activities                303,260            (485,972)
                                                                                   ----------------     ---------------
Cash provided by (used in) financing activities
     Payments for deferred financing costs                                                     --               (99,215)
                                                                                   ----------------     ---------------
                          Net cash used in financing activities                                --               (99,215)
                                                                                   ----------------     ---------------
Net (decrease) increase in cash and cash equivalents                                        163,137          (1,158,317)

Cash and cash equivalents, beginning of period                                              315,927           3,912,255
                                                                                   ================     ===============
Cash and cash equivalents, end of period                                           $        479,064     $     2,753,938
                                                                                   ================     ===============

The accompanying notes are an integral part of these statements.

                  ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                November 30, 1999
                                   (Unaudited)

NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

         Royal Financial Corporation (together with its subsidiaries, the "Company") is a real estate investment company with a portfolio consisting of a manufactured housing community in Florida, undeveloped land in Florida zoned for manufactured housing development, single family residential properties and non-performing mortgage loans collateralized by residential and commercial real estate properties. Most of the Company's current investment properties are located in the state of Florida.

         The Company came into being in August 1998 when Royal Mortgage Corporation and Davenport Ventures, Inc. merged and the name was changed to Royal Financial Corporation. The controlling shareholder group of both companies prior to the merger was substantially the same. Accordingly, the merger was treated as a combination of entities under common control.

BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements have been included. Operating results for interim periods reflected are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended August 31, 1999 included in the Company's Form 10-KSB.

         Certain amounts in prior year financial statements have been reclassified to conform with the current year presentation.

NOTE B - ACCOUNTING POLICY MATTERS

         In June, 1999, the FASB issued Interpretation (FIN) 43, "Real Estate Sales (An Interpretation of FASB Statement No. 66)", which defines real estate more broadly than current practice. There is a very regimented threshold under FASB 66 to achieve sale accounting (specifically, down payment requirements, minimum investment provisions, absence of numerous forms of continuing involvement, etc.). Under FIN 43, some transactions that would have been accounted for as sales in the past will no longer be accounted for as sales after June 30, 1999. All of the Company's investment properties fall under the definition of real estate and thus are subject to FASB Statement No. 66. Therefore, FIN 43 has no impact on the Company's financial statements.

         Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", requires that long-lived assets to be disposed of and for which management has committed to a plan to dispose of the assets, be reported at the lower of carrying amount or fair value less cost to sell. The Company has developed a plan to begin marketing the manufactured housing community. Accordingly, the Company's investment in Property, Plant and Equipment - Manufactured Housing Community is reflected in the accompanying consolidated balance sheet as of November 30, 1999 at the lower of carrying amount or fair value less cost to sell and no depreciation has been recognized in the accompanying consolidated statement of operations for the three months ended November 30, 1999.

NOTE C - MANAGEMENT'S PLANS FOR CONTINUED EXISTENCE

         As shown in the accompanying financial statements, the Company incurred net losses of $291,551 and $345,019 for the three months ended November 30, 1999 and 1998, respectively, and has incurred losses since inception. Management's plans to maintain sufficient future cash flows to meet its future financial obligations and to continue funding activities include the sale of real estate properties in the normal course of the Company's business and continued efforts to reduce general and administrative costs. Management also believes that debt financing, if necessary, is available. Accordingly, Management believes that sufficient cash flow will be provided to meet the Company's financial obligations for the coming twelve months.

NOTE D - CASH FLOW INFORMATION

         Supplemental information on cash flows and noncash investing and financing transactions is as follows:

                       Supplemental Cash Flow Information
                             Interest paid                                 $ 54,825

         Schedule of noncash investing activities:

                       Real estate acquired through foreclosure            $114,130
                       Real estate sold and financed by the Company        $101,827

NOTE E - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment - manufactured housing community consist of the following:

                                                          November 30,
                                                             1999
                                                          -----------
          Land                                            $  1,368,282
          Land improvements and buildings                    1,321,579
          Furniture, fixtures and equipment                     83,963
                                                          ------------
                                                             2,773,824
          Less accumulated depreciation                        (61,589)
                                                          ------------

          Investment property and equipment, net          $  2,712,235
                                                          ============

     Office property and equipment consist of the following:

          Furniture, fixtures and equipment               $    121,707
          Leasehold improvements                                73,015
                                                          ------------
                                                               194,722
          Less accumulated depreciation                       (115,546)
                                                          ------------

          Office property and equipment, net              $     79,176
                                                          ============

NOTE F - CHANGES IN STOCK OPTIONS

         On December 16, 1999, the Company issued stock options to the Company's directors to purchase a total of 40,000 shares of the Company's common stock at an exercise price of $0.20 per share. These options are fully vested at date of grant and expire in five years.

         As of November 30, 1999 there were a total of 1,498,667 options outstanding at a weighted average exercise price of $2.15. On January 5, 2000, one director exercised his options for 10,000 shares at $0.20 per share.

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

NOTE H - SEGMENT REPORTING

         The Company currently has two major operating segments: Manufactured Housing and Residential.

         The Manufactured Housing Segment has two primary sources of revenue: rental of homesites and the sale of manufactured homes. The primary source of revenue for the Residential Segment is disposition/sale of mortgage loans and real estate properties. In computing income (loss) by operating segment, the following items were considered in the Corporate and Other category: interest expense, payroll and administrative expenses not directly attributable to other segments and financing costs. Corporate assets are principally investment in land, cash, furniture, fixtures and equipment, receivables and deferred charges.

                                 Three Months Ended November 30, 1999
-------------------------------------------------------------------------------------------------

                                           Manufactured                 Corporate
                                             Housing      Residential   and other    Consolidated
                                           ------------   -----------   ---------    ------------
Lot rental income                          $   43,275     $       --    $       --    $   43,275
Manufactured home sales                        56,500             --            --        56,500
Manufactured home cost of goods sold          (51,664)            --            --       (51,664)
Interest and other                                 --             --         3,447         3,447
Loss on sale of loans                              --           (492)           --          (492)
Gain on sale of real estate                        --         65,803            --        65,803
                                           ------------   -----------   ---------    ------------
               Total revenue                   48,111         65,311         3,447       116,869

Net income (loss)                          $  (24,127)    $   48,127    $ (315,551)   $ (291,551)

Depreciation                               $       --     $       --    $   14,498    $   14,498

Identifiable assets                        $3,594,294     $2,702,568    $1,915,579    $8,212,441

Capital expenditures                       $   16,554     $   79,902    $  132,976    $  229,432


                              Three Months Ended November 30, 1998
-------------------------------------------------------------------------------------------------
                                           Manufactured                 Corporate
                                             Housing      Residential   and other    Consolidated
                                           ------------   -----------   ---------    ------------

Lot rental income                           $   43,671     $       --   $       --    $    43,671
Manufactured home sales                         68,688             --           --         68,688
Manufactured home cost of goods sold           (60,938)            --           --        (60,938)
Interest and other                                  --             --       42,866         42,866
Loss on sale of loans                               --             --           --             --
Gain on sale of real estate                         --         54,744           --         54,744
                                           ------------   -----------   ---------    ------------
               Total revenue                    51,421         54,744       42,866        149,031

Net income (loss)                           $  (11,956)    $   26,219   $ (359,282)   $  (345,019)

Depreciation                                $    6,000     $       --   $   22,984    $    28,984

Identifiable assets                         $2,092,049     $4,495,734   $3,717,899    $10,305,682

Capital expenditures                        $  185,173     $  715,386   $   12,057    $   912,616

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included herein, and the Form 10-KSB for the fiscal year ended August 31,1999. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

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

SOURCES OF REVENUES

         Currently, the majority of the Company's net revenues is derived from net gains and/or losses form the disposition of investment properties and lot rental income from the Company's manufactured housing community in Florida. In addition, substantial revenues have been derived from interest earned on short-term investments. Due to the capital nature of many of the Company's investments, the timing of cash flows from dispositions as well as funds needed for investment opportunities which may arise has a certain degree of uncertainty. Management has concluded that the most prudent use of the Company's cash reserves at this time is in low risk investments that are readily convertible into cash. In addition to the current sources of revenue discussed above, the Company will realize revenues from the sale of new manufactured homes.

         As the Company completes expansion and development of additional manufactured homesites, the Company will purchase model homes directly from the Manufacturer and sell the homes to persons that decide to live in the community and rent a lot from the Company.

RESULTS OF OPERATIONS - THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998

         Total revenues increased approximately $57,000 or 53%, to $165,086 for the three months ended November 30, 1999, as compared to $107,742 for the three months ended November 30, 1998. The increase in sales of manufactured homes of $56,500 and the related cost of sales of manufactured homes of $51,664 is due to this being a new source of revenue for the Company in connection with the addition of 125 homesites and the related sale of manufactured homes to persons who decided to live in the manufactured housing community.

         Total operating expenses decreased approximately $129,000 or 25%, to $396,084 for the three months ended November 30, 1999, as compared to $525,137 for the three months ended November 30, 1998. The decrease in promotional expenses of approximately $47,000 is attributable to steps taken in 1998 to establish a market presence by engaging certain investor relations firms, establishing an internet web site, and other promotional activities. Such activities were not undertaken in the current year. Office rent decreased approximately $17,000 due to the Company moving to a smaller office space for its Texas operations and subleasing its Florida office space to another company. The decrease in taxes - payroll and other of approximately $29,000 is primarily due to less real estate properties held in the current year and resulting lower holding costs and reductions in personnel in 1999. Due diligence expenses decreased approximately $28,000 due to the Company not being as active in pursuing new investment opportunities as in the prior year.

         The decrease in interest income of approximately $28,000 is due to lower average idle cash balances in the current period. The loss on sale of office property and equipment in 1999 of $26,400 occurred as a result of the Company selling all office furniture and fixtures, computer and telephone equipment in the Naples, Florida office to a third party for $10,000. The remaining balance of these assets of $26,400 was written off in September, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         In December, 1999, the Company's Board of Directors approved a change in investment strategy to shift the majority of the Company's assets to cash and cash equivalents in the coming months. Once a substantial portion of the Company's assets have been converted to cash and cash equivalents, the Board will re-evaluate the real estate market and make a decision regarding the re-investment of funds or the return of capital to stockholders.

         Cash and cash equivalents ere approximately $479,000 and $316,000 at November 30, 1999 and August 31, 1999, respectively. The increase is attributable to approximately $140,000 used in operating activities and approximately $303,000 provided by investing activities. The outflow of cash from operating activities is primarily attributable to corporate and property operation offset by depreciation and amortization, and loss on sale of office property and equipment. The Company realized approximately $303,000 of cash flow primarily from the following investment activities: (i) sale of real estate assets ($410,000); (ii) additional expenditures on land parcels in Florida purchased during the year ended August 31, 1999 and (iii) additional loan investments ($69,000).

         In December 1998, the Company paid a $112,500 deposit in connection with a contract to purchase approximately 30 acres in Charlotte County, Florida. Upon closing of the contract, which is subject to the resolution of certain contingencies, an additional payment of $217,500 will be required.

         The remaining $1,290,000 of the 8 1/2% Senior Convertible Debentures outstanding at November 30, 1999 mature on March 31, 2000. Management believes that sufficient cash flow will be available to satisfy this obligation from the sale of operating assets in the normal course of business. Management also believes that debt financing, if necessary, is available. However, the time period required to sell certain assets or secure additional financing is uncertain and there can be no assurance that the Company will be successful in closing asset sales or securing financing which will generate sufficient cash flow to meet this obligation. In the event that the Company is unsuccessful in generating sufficient cash flow to meet this obligation, it could have a material adverse affect on the Company's financial condition.

YEAR 2000

         The Year 2000 ("Y2K") issue relates to whether computer systems will properly recognize date-sensitive information to allow accurate processing of transactions and data relating to the year 2000 and beyond. As of January 14, 2000, the Company has experienced no adverse effects as a result of Year 2000. As a result, although no assurances can be given, the Company does not expect to incur any material costs relating to the Y2K issue. The Company will continue to monitor its systems and those of third parties, such as its tenants, service providers, vendors, financial institutions, the Company's transfer agent and other unaffiliated parties the Company conducts business with. The Company anticipates, although no assurances can be given, that it would be able to switch suppliers, bank or service providers if any are unable to convert their systems appropriately.

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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         (a) On December 16, 1999, the Company held its annual meeting of shareholders ("Annual Meeting").

         (b) At the Annual Meeting, the shareholders elected Mr. Michael J. Pilgrim, Mark J. Teinert, David E. Wentsch and Richard Bergner as directors to hold office until the 2000 Annual Meeting or until their successors are duly elected and qualified.

         (c) The matters voted on at the Annual Meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter are as follows:

                 (i)       Election of the Board of Directors:
                           Michael J. Pilgrim                 Votes for:                         5,247,611
                                                              Votes against:                       295,000
                                                              Votes Abstentions/Withheld:           51,000
                                                              Broker Non-Votes:                          0

                           Mark J. Teinert                    Votes for:                         5,542,611
                                                              Votes against:                        43,333
                                                              Votes Abstentions/Withheld:            7,667
                                                              Broker Non-Votes:                          0

                           David E. Wentsch                   Votes for:                         5,365,111
                                                              Votes against:                       220,833
                                                              Votes Abstentions/Withheld:            7,667
                                                              Broker Non-Votes:                          0




                           Richard Bergner                    Votes for:                         5,247,611
                                                              Votes against:                       295,000
                                                              Votes Abstentions/Withheld:           51,000
                                                              Broker Non-Votes:                          0

                  (ii)     Re-appointment of Grant Thornton LLP as the independent accounts for the Company for the fiscal year ending August 31, 2000:


                                                              Votes for:                         5,591,611
                                                              Votes against:                         2,000
                                                              Votes Abstentions/Withheld:                0
                                                              Broker Non-Votes                           0

                  (ii)     Approval of the Company's 1999 Stock Option Plan:

                                                              Votes for:                         3,366,203
                                                              Votes against:                       279,932
                                                              Votes Abstentions/Withheld           117,500
                                                              Broker Non-Votes                           0


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

                  3.4 Articles of Incorporation, as amended, or Royal Mortgage Corporation*

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

                  3.8 Authorization to Transact Business in Florida of Royal Mortgage Brokerage, Inc.*

                  3.9 Articles of Incorporation of Walden Woods of Sugarmill, Inc.*

                  3.10     By Laws of Walden Woods of Sugarmill, Inc.*

                  3.11 Articles of Incorporation of Walden Woods of Sugarmill Sales, Inc.*

                  4.1 81/2% Convertible Senior Debenture due 2000 (filed as Exhibit No 4.1 for the fiscal quarter ended February 28, 1999 and incorporated herein by reference)

                  27       Financial Data Schedule (filed herewith)

                  *filed as exhibits with the same numbers as indicated above on Form 10-SB and incorporated herein by reference.

                  (b) No reports on Form 8-K have been filed during the period for which this report is filed

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ROYAL FINANCIAL CORPORATION
                                           (Registrant)


Date:    January 14, 2000                  /s/  MICHAEL J. PILGRIM
                                   --------------------------------------------
                                           Michael J. Pilgrim, President & CEO

Date:    January 14, 2000                  /s/  MARK J. TEINERT
                                   --------------------------------------------
                                           Mark J. Teinert, Secretary/Treasurer

Date:    January 14, 2000                  /s/  SUSAN M. STEIN
                                   --------------------------------------------
                                           Susan M. Stein, V.P. - Finance