Form 10QSB
period 2000-02-29
ROYAL FINANCIAL CORP
filed 2000-04-13
CIK 1073949

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended February 29, 2000
                                                  -----------------------------

/ /      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

                    For the transition period from ____________ to ____________

                    Commission file number
                                          -------------------------------



                           ROYAL FINANCIAL CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                           13-3961109
--------------------------------------------------------------------------------
  (State or other jurisdiction                              (IRS Employer
 of incorporation or organization)                        Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
         7,474,382
---------------------------

Transitional Small Business Disclosure Format (Check one):    Yes / /  No /X/

                           ROYAL FINANCIAL CORPORATION
                                   Form 10-QSB
                                February 29, 2000


                                      INDEX


                                                                                                            Page No.
PART I   FINANCIAL INFORMATION

         ITEM 1.          FINANCIAL STATEMENTS
                          Consolidated Balance Sheets:
                                   February 29, 2000 and August 31, 1999                                       3

                          Consolidated Statements of Operations:
                                   Three-month and Six-month Periods
                                   Ended February 29, 2000 and February 28, 1999                               4

                          Consolidated Statements of Cash Flows:
                                   Six-month Periods Ended February 29, 2000 and
                                   February 28, 1999                                                           5

                          Notes to Consolidated Financial Statements                                           6

         ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS                                                 8

PART II  OTHER INFORMATION

         ITEM 6.          Exhibits and Reports                                                                11


                      PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

               ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS


                                                                                 February 29,           August 31,
                                                                                     2000                  1999
                                                                               ------------------   ------------------
                                                                                  (Unaudited)

CURRENT ASSETS:
     Cash and cash equivalents                                                   $       177,086      $       315,927
     Prepaid expenses and other current assets                                            66,365              222,225
     Manufactured home inventory                                                         820,103              831,328
                                                                                -----------------    -----------------

                         Total Current Assets                                          1,063,554            1,369,480

INVESTMENTS:
     Land for future development or sales                                              1,403,168            1,098,997
     Mortgage loan portfolio, net                                                      2,322,799            2,384,794
     Real estate portfolio, net                                                          169,061              748,962
     Tax lien certificates and other                                                      94,801               22,060
                                                                                -----------------    -----------------

                         Total Investments                                             3,989,829            4,254,813

PROPERTY, PLANT AND EQUIPMENT-MANUFACTURED
     HOUSING COMMUNITY, NET                                                            2,750,700            2,697,299

OFFICE PROPERTY AND EQUIPMENT, NET                                                        66,098              128,845

OTHER ASSETS                                                                              16,920               42,976
                                                                                -----------------    -----------------

                         Total Assets                                            $     7,887,101      $     8,493,413
                                                                                =================    =================


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                    $       116,254      $       110,265
     8 1/2% Senior Convertible Debentures                                              1,290,000            1,290,000
                                                                                -----------------    -----------------

                                 Total Current Liabilities                             1,406,254            1,400,265

COMMITMENTS

STOCKHOLDERS' EQUITY
     Common stock, $.001 par value: authorized 50,000,000 shares;
          issued and outstanding, 7,474,382 shares                                         7,474                7,464
     Additional paid-in capital                                                       14,064,647           14,062,657
     Accumulated deficit                                                              (7,591,274)          (6,976,973)
                                                                                -----------------    -----------------
                                 Total Stockholders' Equity                            6,480,847            7,093,148
                                                                                -----------------    -----------------

                                 Total Liabilities and Stockholders' Equity      $     7,887,101      $     8,493,413
                                                                                =================    =================

              ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  Three Months Ended                   Six Months Ended
                                                           ---------------------------------   ----------------------------------
                                                              2/29/00           2/28/99            2/29/00           2/28/99
                                                           ---------------   ---------------   ----------------  ----------------
                                                                       (Unaudited)                         (Unaudited)

Revenues
     Gains (losses) on sales of operating assets
          Loans                                            $         -        $        -                $ (492)  $          -
          Real estate                                             (12,920)          142,752             52,883           210,159
          Other repossessed assets                                   -                  119               -               (3,652)
     Lot rental income                                             53,315            44,250             96,590            87,571
     Sales of manufactured homes                                   73,543            64,800            130,043            64,800
     Other                                                            200               977                200             1,762
                                                           ---------------   ---------------   ----------------  ----------------
                                                                  114,138           252,898            279,224           360,640
Operating expenses
     Cost of sales of manufactured homes sold                      70,504            58,050            122,168            58,050
     Salaries and benefits                                        130,124           151,383            248,105           283,796
     Professional fees                                             48,439            92,757            102,627           138,001
     Promotional                                                   23,607            52,557             40,030           116,130
     Travel and lodging                                             5,387             7,608              7,924            12,501
     General and administrative                                    35,519            69,101             72,999           103,161
     Depreciation                                                  14,627            55,279             29,125            84,263
     Office rent                                                   10,563            33,938             27,046            67,877
     Insurance                                                     23,753            14,147             41,863            25,258
     Real estate holding costs                                     17,155            40,758             46,844            54,306
     Taxes - payroll and other                                     25,327            87,938             53,798           145,691
     Due diligence expenses                                           560            35,482              3,361            66,328
                                                           ---------------   ---------------   ----------------  ----------------
                                                                  405,565           698,998            795,890         1,155,362
                                                           ---------------   ---------------   ----------------  ----------------

                    Operating loss                               (291,427)         (446,100)          (516,666)         (794,722)

Other income (expense)
     Interest income                                                5,125            47,366              8,572            78,382
     Interest expense                                             (39,948)          (61,718)           (79,807)          (89,131)
     Loss on sale of office property and equipment                   -                 -               (26,400)             -
     Other                                                          3,500              -                  -                 -
                                                           ---------------   ---------------   ----------------  ----------------
                                                                  (31,323)          (14,352)           (97,635)          (10,749)
                                                           ---------------   ---------------   ----------------  ----------------

                       Net loss                                $ (322,750)       $ (460,452)        $ (614,301)       $ (805,471)
                                                           ===============   ===============   ================  ================


Loss per share - basic and diluted                                $ (0.04)          $ (0.06)           $ (0.08)            (0.11)
                                                           ===============   ===============   ================  ================

Weighted average shares outstanding                             7,470,536         7,464,382          7,467,459         7,464,382
                                                           ===============   ===============   ================  ================



      The accompanying notes are an integral part of these statements.

               ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                                      Six Months Ended
                                                                                              ----------------------------------
                                                                                                 2/29/00              2/28/99
                                                                                              --------------      --------------
                                                                                                          (Unaudited)

Cash flows from operating activities
     Net loss                                                                                 $     (614,301)     $     (805,471)
     Adjustments to reconcile net loss to net cash
          used in operating activities
               Depreciation                                                                           29,125              84,263
               Amortization of debenture costs                                                        25,056              25,055
               Loss on sale of office property and equipment                                          26,400                -
               Write off of loan                                                                      11,525                -
               Changes in operating assets and liabilities
                    Prepaid expenses and other assets                                                172,303            (709,869)
                    Accounts payable and accrued liabilities                                           5,989             (19,133)
                                                                                              --------------      --------------

                         Net cash used in operating activities                                      (343,903)         (1,425,155)
                                                                                              --------------      --------------

Cash flows from investing activities
     Purchase of additional land                                                                    (304,171)           (111,358)
     Principal collections on tax lien certificates                                                    4,306              97,901
     Purchases of tax lien certificates                                                                 -               (232,143)
     Purchases of property and equipment                                                             (60,572)            (38,674)
     Sale of property and equipment                                                                   10,175                -
     Investment in loans                                                                             (93,677)           (437,127)
     Collection on loans                                                                              51,670              86,685
     Disposition of loans                                                                             62,533                -
     Sale of real estate and other assets                                                            622,506           1,462,450
     Purchases of real estate properties and other investments                                       (89,708)         (1,188,161)
     Investment in manufactured housing community development                                           -               (565,674)
                                                                                              --------------      --------------

                         Net cash provided by (used in) investing activities                         203,062            (926,101)
                                                                                              --------------      --------------

Cash flows from financing activities
     Payments for deferred financing costs                                                              -               (118,570)
     Proceeds from exercise of stock options                                                           2,000                -

                                                                                              --------------      --------------
                          Net cash provided by (used in) financing activities                          2,000            (118,570)
                                                                                              --------------      --------------

Net decrease in cash and cash equivalents                                                           (138,841)         (2,469,826)

Cash and cash equivalents, beginning of period                                                       315,927           3,912,255
                                                                                              --------------      --------------

Cash and cash equivalents, end of period                                                      $      177,086      $    1,442,429
                                                                                              ==============      ==============


        The accompanying notes are an integral part of these statements.

                  ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                February 29, 2000
                                   (Unaudited)

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

NOTE B -  ACCOUNTING FOR LONG-LIVED ASSETS TO BE DISPOSED OF

         Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", requires that long-lived assets to be disposed of and for which management has committed to a plan to dispose of the assets, be reported at the lower of carrying amount or fair value less cost to sell. The Company has developed a plan to begin marketing the Manufactured Housing Community. Accordingly, the Company's investment in Property, Plant and Equipment - Manufactured Housing Community is reflected in the accompanying consolidated balance sheet as of February 29, 2000 at the lower of carrying amount or fair value less cost to sell and no depreciation has been recognized in the accompanying consolidated statement of operations for the six months ended February 29, 2000. Additionally, the Company's current investment strategy is to shift a majority of the Company's assets to cash and cash equivalents, as discussed in Note C. Accordingly, all investments of the company are reflected in the accompanying consolidated balance sheet as of February 29, 2000 at the lower of carrying value or what management believes are the net realizable values.

NOTE C - MANAGEMENT'S PLANS FOR CONTINUED EXISTENCE

         In December, 1999, the Company's Board of Directors approved a change in investment strategy to shift the majority of the Company's assets to cash and cash equivalents. Once a substantial portion of the Company's assets have been converted to cash and cash equivalents, the Board will re-evaluate the real estate market and make a decision regarding the re-investment of funds or the return of capital to stockholders. As shown in the accompanying financial statements, the Company incurred net losses of $614,301 and $805,471 for the six months ended February 29, 2000 and February 28, 1999, respectively, and has incurred losses since inception. Management's plans to maintain sufficient future cash flows to meet its financial obligations include the sale of real estate properties and investments and continued efforts to reduce operating expenses. Accordingly, Management believes that sufficient cash flow will ultimately be available to meet the Company's financial obligations. However, the Company was unable to pay the principal due of $1,290,000 on March 31, 2000 on its Convertible Senior Debentures, as discussed in Note H.

NOTE D - CASH FLOW INFORMATION

         Supplemental information on cash flows and noncash investing and financing transactions is as follows:

                           Supplemental Cash Flow Information
                                    Interest paid                               $ 54,825

         Schedule of noncash investing activities:

                           Real estate acquired through foreclosure             $209,984
                           Real estate sold and financed by the Company         $192,856


NOTE E - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment - manufactured housing community consist of the following:


                                                            February 29,
                                                                  2000
                                                           --------------

               Land                                        $    1,368,282
               Land improvements and buildings                  1,342,075
               Furniture, fixtures and equipment                  101,932
                                                           --------------
                                                                2,812,289
               Less accumulated depreciation                      (61,589)
                                                           --------------

               Investment property and equipment, net      $    2,750,700
                                                           ==============


         Office property and equipment consist of the following:

               Furniture, fixtures and equipment           $      123,256
               Leasehold improvements                              73,015
                                                           --------------
                                                                  196,271
               Less accumulated depreciation                     (130,173)
                                                           --------------

               Office property and equipment, net          $       66,098
                                                           ==============


NOTE F - CHANGES IN STOCK OPTIONS

         On December 16, 1999, the Company issued stock options to the Company's directors to purchase a total of 40,000 shares of the Company's common stock at an exercise price of $0.20 per share. These options are fully vested at date of grant and expire in five years.

         As of February 29, 2000 there were a total of 1,528,667 options outstanding at a weighted average exercise price of $2.11. On January 5, 2000, one director exercised his options for 10,000 shares at $0.20 per share.

NOTE G - COMMITMENTS

         In December 1998, the Company paid a deposit in connection with a contract to purchase approximately 30 acres in Charlotte County, Florida. The contract was subject to the resolution of certain contingencies, which have been resolved. In February 2000, the Company closed on the contract and made a payment of $205,000.

NOTE H - SUBSEQUENT EVENT

         The Company was unable to pay the principal due of $1,290,000 on its 8.5% Convertible Senior Debentures due March 31, 2000 (the "Debentures"). The Company paid the accrued interest on the Debentures through March 31, 2000. The Company is currently marketing for sale several unencumbered assets; upon the sale of one or more of these assets, the Company will pay the principal balance plus all accrued interest. Non-payment of principal is an Event of Default under the Debentures. Upon an Event of Default, certain rights are available to the Debenture holders. Each Debenture holder may declare the Debenture or Debentures held by it to be immediately due and payable, may proceed to protect and enforce its rights by suit in equity, action at law and/or by other appropriate proceeding, whether for specific performance of any covenant or agreement contained in the Debenture or in aid of the exercise of any power granted in the Debenture, or may proceed to enforce the payment of such Debenture or to enforce any other legal or equitable right.

NOTE I - SEGMENT REPORTING

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


                                                  Manufactured                            Corporated
Three Months Ended February 29, 2000                Housing           Residential         and Other         Consolidated
----------------------------------------------  -----------------   -----------------  -----------------  -----------------
Revenues                                          $      127,058      $      (12,920)    $         -        $      114,138
Net income (loss)                                 $      (21,287)     $      (14,582)    $     (286,881)    $     (322,750)


Three Months Ended February 28, 1999
----------------------------------------------
Revenues                                          $      109,050      $      143,848     $         -        $      252,898
Net income (loss)                                 $      (22,056)     $      163,961     $     (602,357)    $     (460,452)


Six Months Ended February 29, 2000
----------------------------------------------
Revenues                                          $      226,833      $       52,391     $         -        $      279,224
Net income (loss)                                 $      (45,414)     $       33,545     $     (602,432)    $     (614,301)
Identifiable assets                               $    3,564,834      $    2,509,614     $    1,812,653     $    7,887,101

Six Months Ended February 28, 1999
----------------------------------------------
Revenues                                          $      152,371      $      208,269     $         -        $      360,640
Net income (loss)                                 $      (34,012)     $      190,180     $     (961,639)    $     (805,471)
Identifiable assets                               $    2,774,819      $    4,388,607     $    2,767,694     $    9,931,120



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

         The Company is a real estate financial holding company which invests in the asset backed real estate and mortgage markets. The Company's investments include residential and commercial non-performing mortgages, distressed residential properties purchased at foreclosure sale auctions, tax lien certificates which result from unpaid property taxes owed to municipal and county taxing authorities, ownership and operation of a manufactured housing community in Florida, and land for future development of manufactured housing communities. Currently, the Company's strategy is to shift the majority of its assets to cash and cash equivalents.

SOURCES OF REVENUES

         Currently, the majority of the Company's net revenues is derived from net gains and/or losses form the disposition of investment properties, lot rental income from the Company's manufactured housing community in Florida and revenues from the sale of new manufactured homes. In addition, historically substantial income has been derived from interest earned on short-term investments. Due to the capital nature of many of the Company's investments, the timing of cash flows from dispositions of properties is uncertain.

RESULTS OF OPERATIONS - THREE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28,
1999

         Total revenues decreased approximately $139,000 or 55%, to $114,000 for the three months ended February 29, 2000, as compared to $253,000 for the three months ended February 28, 1999. The decrease in gains (losses) on sales of operating assets of approximately $156,000 was principally due to sales of single family residential properties. In the quarter ended February 29, 2000, the Company disposed of two of its remaining properties, at a loss, while in the quarter ended February 28, 1999, the Company disposed of nine of its residential properties. The increase in lot rental income of approximately $9,000 resulted principally from an increase in the rental rate effective January 1, 2000. There was a sale of one manufactured home in both the current and prior year quarters.

         Total operating expenses, excluding the costs of manufactured home sales, decreased approximately $306,000 or 48%, to $335,000 for the three months ended February 29, 2000 compared to $641,000 for the three months ended February 28, 1999. Much of the sharp drop in overall operating expenses is due to Management's recent change in the investment strategy of the Company to shift assets to cash and cash equivalents. Certain operating expenses have been reduced as the Company liquidates its real estate portfolio. Additionally, the Company has made continued efforts to reduce its expenses. As a result of these efforts, salaries and benefits decreased approximately $21,000, professional fees decreased $44,000 and general and administrative expenses decreased $34,000. The decrease in promotional expenses of approximately $29,000 is attributable to steps taken in the prior year to establish a market presence by engaging certain investor relations firms, and other promotional activities. Such activities were not undertaken in the current year. Depreciation decreased approximately $41,000 due primarily to the fact that depreciation is not currently being taken on the manufactured housing community, as such property is being marketed for sale. Office rent decreased approximately $23,000 due to the Company moving to small office space for its Texas operations and subleasing its Florida office space to another company. The decreases in real estate holding costs of approximately $24,000 and in taxes - payroll and other of approximately $63,000 are primarily due to less real estate properties held in the current year. Due diligence expenses decreased approximately $35,000 due to the Company not being as active in pursuing new investment opportunities as in the prior year.

         The decrease in interest income of approximately $42,000 is due primarily to the lower average cash balances in the current year, as compared to the prior year six-month period.

RESULTS OF OPERATIONS - SIX MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28,
1999

         Total revenues decreased approximately $81,000 or 23%, to $279,000 for the six months ended February 29, 2000, as compared to $361,000 for the six months ended February 28, 1999. The decrease in gains (losses) on sales of operating assets of approximately $157,000 was principally due to sales of single family residential properties. For the six months ended February 29, 2000, the Company disposed of seven of its remaining properties, while for the six months ended February 28, 1999, the Company disposed of fourteen of its residential properties. The increase in lot rental income of approximately $9,000 resulted from the aforementioned increase in the rental rate. Revenues, and the related costs of manufactured homes sold, increased in the current six-month period due to the sales of two manufactured homes, versus one in the prior year six-month period.

         Total operating expenses, excluding the costs of manufactured home sales, decreased approximately $424,000 or 39%, to $674,000 for the six months ended February 29, 2000 compared to $1,097,000 for the six months ended February 28, 1999. As mentioned above, much of the sharp drop in overall operating expenses is due to Management's recent change in the investment strategy of the Company to shift assets to cash and cash equivalents. Certain operating expenses have been reduced as the Company liquidates its real estate portfolio. Additionally, the Company has made continued efforts to reduce its expenses. The decrease in promotional expenses of approximately $76,000 is attributable to steps taken in the prior year to establish a market presence by engaging certain investor relations firms, establishing an internet web site, and other promotional activities. Such activities were not undertaken in the current year. Depreciation decreased approximately $55,000 due primarily to the fact that depreciation is not currently being taken on the manufactured housing community, as such property is being marketed for sale. Office rent decreased approximately $41,000 due to the Company moving to small office space for its Texas operations and subleasing its Florida office space to another company. The decrease in taxes - payroll and other of approximately

$92,000 is primarily due to less real estate properties held in the current year. Due diligence expenses decreased approximately $63,000 due to the Company not being as active in pursuing new investment opportunities as in the prior year.

         The decrease in interest income of approximately $70,000 is due primarily to the lower average cash balances in the current year. The loss on the sale of office property and equipment in fiscal 2000 of $26,000 occurred as the result of the Company selling all office furniture and fixtures, computers and telephone equipment in the Naples, Florida office to a third party for $10,000.

LIQUIDITY AND CAPITAL RESOURCES

         In December, 1999, the Company's Board of Directors approved a change in investment strategy to shift the majority of the Company's assets to cash and cash equivalents. Once a substantial portion of the Company's assets have been converted to cash and cash equivalents, the Board will re-evaluate the real estate market and make a decision regarding the re-investment of funds or the return of capital to stockholders.

         Management's plans to maintain sufficient cash flows to meet its immediate financial obligations include the sale of real estate properties and investments and continued efforts to reduce operating expenses. Due to the uncertainty in the timing of the cash flows from real estate asset sales, the Company may experience liquidity problems until certain asset sales are made.

         The Company was unable to pay the principal due of $1,290,000 on its 8.5% Convertible Senior Debentures due March 31, 2000 (the "Debentures"). The Company paid the accrued interest on the Debentures through March 31, 2000. The Company is currently marketing for sale several unencumbered assets; upon the sale of one or more of these assets, the Company will pay the principal balance plus all accrued interest. Non-payment of principal is an Event of Default under the Debentures. Upon an Event of Default, certain rights are available to the Debenture holders. Each Debenture holder may declare the Debenture or Debentures held by it to be immediately due and payable, may proceed to protect and enforce its rights by suit in equity, action at law and/or by other appropriate proceeding, whether for specific performance of any covenant or agreement contained in the Debenture or in aid of the exercise of any power granted in the Debenture, or may proceed to enforce the payment of such Debenture or to enforce any other legal or equitable right.

         Cash and cash equivalents were approximately $177,000 and $316,000 at February 29, 2000 and August 31, 1999, respectively. The decrease was primarily attributable to approximately $344,000 used in operating activities offset partially by approximately $203,000 provided by investing activities.

         Net cash used in operating activities amounted to $344,000 for the first six months of fiscal 2000, as compared to $1,425,000 for the same period of the prior year. This increase was primarily due to a reduced net loss in the current year and certain working capital related changes, including an increase of manufactured home inventory in the prior year six-month period. Net cash provided by investing activities amounted to $203,000 in the six months ended February 29, 2000 as compared to net cash used for investing activities of $926,000 for the six months ended February 28, 1999. In the current year's six-month period, the Company realized significant cash from sales of real estate properties. Due the change in of the Company's investment strategy to a shift to cash investments, new real estate investments were minimal other than an additional investment in land, resulting principally from a prior year commitment. For the six months ended February 28, 1999, the Company also realized significant cash from real estate sales, however such amount was more than offset by new investments in real estate, loans and tax lien certificates. Net cash provided by financing activities amounted to $2,000 in the six months ended February 29, 2000 as compared to net cash used in financing activities of $119,000 for the six months ended February 28, 1999.

YEAR 2000

         The Year 2000 ("Y2K") issue relates to whether computer systems will properly recognize date-sensitive information to allow accurate processing of transactions and data relating to the year 2000 and beyond. The Company has experienced no adverse effects as a result of Year 2000. The costs associated with Year 2000 problems have not been material. The Company will continue to monitor its systems and those of third parties, such as its tenants, service providers, vendors, financial institutions, the Company's transfer agent and other unaffiliated parties with whom the Company conducts business to ensure that any latent Year 2000 matters that may arise are addressed promptly.

                           PART II - OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

       (a)      Exhibits

                27       Financial Data Schedule

       (b) Reports on Form 8-K: Report on Form 8-K for the date March 29, 2000, with respect to the Company being unable to pay the principal due on its 8 1/2% Convertible Senior Debentures due March 31, 2000.




                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ROYAL FINANCIAL CORPORATION
                                                 (Registrant)


Date:    April 13, 2000                 /s/  Michael J. Pilgrim
                                        ----------------------------------------
                                        Michael J. Pilgrim, President & CEO

Date:    April 13, 2000                 /s/  Mark J. Teinert
                                        ----------------------------------------
                                        Mark J. Teinert, Secretary/Treasurer

Date:    April 13, 2000                 /s/  Scott C. Surplus
                                        ----------------------------------------
                                        Scott C. Surplus, V.P. - Finance