Form 10QSB
period 2000-05-31
ROYAL FINANCIAL CORP
filed 2000-07-12
CIK 1073949

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended May 31, 2000

         / /      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE
                  ACT

                                    For the transition period from ____________ to ____________

                                    Commission file number
                                                          ----------------------



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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
         7,474,382
---------------------------

Transitional Small Business Disclosure Format (Check one):  Yes / /  No /X/

                           ROYAL FINANCIAL CORPORATION
                                   Form 10-QSB
                                  May 31, 2000


                                      INDEX


                                                                             Page No.

PART I     FINANCIAL INFORMATION

           ITEM 1.   FINANCIAL STATEMENTS
                     Consolidated Balance Sheets:
                              May 31, 2000 and August 31, 1999                  3

                     Consolidated Statements of Operations:
                              Three-month and Nine-month Periods
                              Ended May 31, 2000 and 1999                       4

                     Consolidated Statements of Cash Flows:
                              Nine-month Periods Ended May 31, 2000 and 1999    5

                     Notes to Consolidated Financial Statements                 6

           ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                       8

PART II    OTHER INFORMATION

           ITEM 6.   Exhibits and Reports                                       11


                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                  ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                           May 31,           August 31,
                                                                            2000                1999
                                                                        ------------        ------------
                                                                         (Unaudited)

CURRENT ASSETS:
     Cash and cash equivalents                                          $     47,052        $    315,927
     Prepaid expenses and other current assets                               245,297             222,225
     Manufactured home inventory                                             783,422             831,328
                                                                        ------------        ------------
            Total Current Assets                                           1,075,771           1,369,480

INVESTMENTS:
     Land for future development or sale                                   1,422,576           1,098,997
     Mortgage loan portfolio, net                                          2,308,112           2,384,794
     Real estate portfolio, net                                               91,589             748,962
     Tax lien certificates and other                                                              22,060
                                                                        ------------        ------------
            Total Investments                                              3,822,277           4,254,813

PROPERTY, PLANT AND EQUIPMENT-MANUFACTURED
     HOUSING COMMUNITY, NET                                                2,626,000           2,697,299

OFFICE PROPERTY AND EQUIPMENT, NET                                            42,997             128,845

OTHER ASSETS                                                                  12,745              42,976
                                                                        ------------        ------------
            Total Assets                                                $  7,579,790        $  8,493,413
                                                                        ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                           $    218,079        $    110,265
     8 1/2% Senior Convertible Debentures                                  1,290,000           1,290,000
                                                                        ------------        ------------
         Total Current Liabilities                                         1,508,079           1,400,265

COMMITMENTS

STOCKHOLDERS' EQUITY
     Common stock, $.001 par value: authorized 50,000,000 shares;
          issued and outstanding, 7,474,382 shares                             7,474               7,464
     Additional paid-in capital                                           14,064,647          14,062,657
     Accumulated deficit                                                  (8,000,410)         (6,976,973)
                                                                        ------------        ------------
          Total Stockholders' Equity                                       6,071,711           7,093,148
                                                                        ------------        ------------
          Total Liabilities and Stockholders' Equity                    $  7,579,790        $  8,493,413
                                                                        ============        ============


                  ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Three Months Ended                   Nine Months Ended
                                                         ------------------------------        ------------------------------
                                                           5/31/00            5/31/99            5/31/00            5/31/99
                                                         -----------        -----------        -----------        -----------
                                                                    (Unaudited)                          (Unaudited)
Revenues
     Gains (losses) on sales of operating assets
          Loans                                          $       -          $     5,930        $      (492)       $     5,930
          Real estate                                         (6,959)            29,359             45,924            239,518
          Other repossessed assets                               -                  -                  -               (3,652)
     Lot rental income                                        54,770             44,375            151,360            131,946
     Sales of manufactured homes                             177,406                -              307,449             64,800
     Other                                                       -                4,561                200              6,323
                                                         -----------        -----------        -----------        -----------
                                                             225,217             84,225            504,441            444,865
Operating expenses
     Cost of manufactured homes sold                         173,289                -              295,457             58,050
     Salaries and benefits                                   116,856            137,186            364,961            420,982
     Professional fees                                        11,314            119,639            113,941            257,640
     Promotional                                              35,706             99,749             75,736            215,879
     Travel and lodging                                        8,548              1,674             16,472             14,175
     General and administrative                               27,934             39,285            100,933            142,446
     Depreciation                                             12,953             45,127             42,078            129,390
     Office rent                                              (1,299)            30,267             25,747             98,144
     Insurance                                                19,687              9,641             61,550             34,899
     Real estate holding costs                                20,845             23,928             67,689             78,234
     Taxes - payroll and other                                 9,062             49,220             62,860            194,911
     Due diligence expenses                                      129             13,440              3,490             79,768
     Write down of manufactured housing assets               173,768                -              173,768                -
                                                         -----------        -----------        -----------        -----------
                                                             608,792            569,156          1,404,682          1,724,518
                                                         -----------        -----------        -----------        -----------

          Operating loss                                    (383,575)          (484,931)          (900,241)        (1,279,653)

Other income (expense)
     Interest income                                           6,027             14,678             14,599             93,060
     Interest expense                                        (31,588)           (39,939)          (111,395)          (129,070)
     Loss on sale of office property and equipment               -                  -              (26,400)               -
     Failed offering costs                                       -             (192,502)               -             (192,502)
                                                         -----------        -----------        -----------        -----------
                                                             (25,561)          (217,763)          (123,196)          (228,512)
                                                         -----------        -----------        -----------        -----------
          Net loss                                       $  (409,136)       $  (702,694)       $(1,023,437)       $(1,508,165)
                                                         ===========        ===========        ===========        ===========

Loss per share - basic and diluted                       $     (0.05)       $     (0.09)       $     (0.14)       $     (0.20)
                                                         ===========        ===========        ===========        ===========

Weighted average shares outstanding                        7,474,382          7,464,382          7,469,783          7,464,382
                                                         ===========        ===========        ===========        ===========


        The accompanying notes are an integral part of these statements

                  ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                           Nine Months Ended
                                                                       5/31/00            5/31/99
                                                                     -----------        -----------
                                                                              (Unaudited)

Cash flows from operating activities
  Net loss                                                           $(1,023,437)       $(1,508,165)
  Adjustments to reconcile net loss to net cash
    used in operating activities
       Depreciation                                                       42,078            129,390
       Amortization of debenture costs                                    29,231            217,078
       Loss on sale of office property and equipment                      26,400                -
       Write off of loan                                                  11,525                -
       Write down of manufactured housing assets                         173,768                -
       Changes in operating assets and liabilities
         Prepaid expenses and other assets                                30,052         (1,010,651)
         Accounts payable and accrued liabilities                        107,814            103,895
                                                                     -----------        -----------

           Net cash used in operating activities                        (602,569)        (2,068,453)
                                                                     -----------        -----------

Cash flows from investing activities
  Purchase of additional land                                           (323,579)          (507,406)
  Principal collections on tax lien certificates                           7,518            335,496
  Purchases of tax lien certificates                                         -             (232,143)
  Purchases of property and equipment                                   (109,640)          (119,562)
  Sale of property and equipment                                          20,323                -
  Investment in loans                                                   (100,500)          (589,299)
  Collection on loans                                                     43,595             91,827
  Disposition of loans                                                   104,934                -
  Sale of real estate and other assets                                   791,994          2,004,323
  Purchases of real estate properties and other investments             (102,951)        (1,348,028)
  Investment in manufactured housing community development                   -             (797,222)
                                                                     -----------        -----------

           Net cash provided by (used in) investing activities           331,694         (1,162,014)
                                                                     -----------        -----------

Cash flows from financing activities
  Payments for deferred financing costs                                      -             (135,857)
  Proceeds from exercise of stock options                                  2,000                -

                                                                     -----------        -----------
           Net cash provided by (used in) financing activities             2,000           (135,857)
                                                                     -----------        -----------

Net decrease in cash and cash equivalents                               (268,875)        (3,366,324)

Cash and cash equivalents, beginning of period                           315,927          3,912,255
                                                                     -----------        -----------

Cash and cash equivalents, end of period                             $    47,052        $   545,931
                                                                     ===========        ===========


        The accompanying notes are an integral part of these statements.

                  ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  May 31, 2000
                                   (Unaudited)

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

NOTE B -  Accounting for Long-Lived Assets to be DISPOSED OF

         Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", requires that long-lived assets to be disposed of and for which management has committed to a plan to dispose of the assets, be reported at the lower of carrying amount or fair value less cost to sell. During the current fiscal year, the Company developed a plan to begin marketing the Manufactured Housing Community. Accordingly, the Company's investment in Property, Plant and Equipment Manufactured Housing Community is reflected in the accompanying consolidated balance sheet as of May 31, 2000 at the lower of carrying amount or fair value less cost to sell and no depreciation has been recognized in the accompanying consolidated statement of operations for the nine months ended May 31, 2000. Additionally, the Company's current investment strategy is to shift a majority of the Company's assets to cash and cash equivalents, as discussed in Note C. Accordingly, all investments of the company are reflected in the accompanying consolidated balance sheet as of May 31, 2000 at the lower of carrying value or what management believes are the net realizable values.

         The Company has entered into an agreement to sell Walden Woods Retirement Village, its manufactured housing community for approximately $2.6 million. Accordingly, the manufactured housing assets have been written down in the quarter ended May 31, 2000 to $2.6 million. Additionally, the purchaser has agreed to acquire the majority of the remaining manufactured home inventory. The Company expects to close on the sale by July 31, 2000.

NOTE C - MANAGEMENT'S PLANS FOR CONTINUED EXISTENCE

         In December, 1999, the Company's Board of Directors approved a change in investment strategy to shift the majority of the Company's assets to cash and cash equivalents. Once a substantial portion of the Company's assets have been converted to cash and cash equivalents, the Board will re-evaluate the real estate market and make a decision regarding the re-investment of funds or the return of capital to stockholders. As shown in the accompanying financial statements, the Company incurred net losses of $849,669 and $1,508,165 for the nine months ended May 31, 2000 and May 31, 1999, respectively, and has incurred losses since inception. Management's plans to maintain sufficient future cash flows to meet its financial obligations include the sale of real estate properties and investments and continued efforts to reduce operating expenses. Accordingly, Management believes that sufficient cash flow will ultimately be available to meet the Company's financial obligations. However, the Company was unable to pay the principal due of $1,290,000 on March 31, 2000 on its Convertible Senior Debentures, as discussed in Note H.

NOTE D - CASH FLOW INFORMATION

         Supplemental information on cash flows and noncash investing and financing transactions is as follows:

                           Supplemental Cash Flow Information
                                    Interest paid                             $109,650

         Schedule of noncash investing activities:

                           Real estate acquired through foreclosure           $209,984
                           Real estate sold and financed by the Company       $192,856


NOTE E - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment - manufactured housing community consist of the following:

                                                                 May 31,
                                                                  2000
                                                               -----------

          Land                                                 $ 1,194,514
          Land improvements and buildings                        1,390,411
          Furniture, fixtures and equipment                        102,664
                                                               -----------
                                                                 2,687,589
          Less accumulated depreciation                            (61,589)
                                                               -----------

          Manufactured housing community, net                  $ 2,626,000
                                                               ===========

Office property and equipment consist of the following:

          Furniture, fixtures and equipment                    $   113,108
          Leasehold improvements                                    73,015
                                                               -----------
                                                                   186,123
          Less accumulated depreciation                           (143,126)
                                                               -----------

          Office property and equipment, net                   $    42,997
                                                               ===========


NOTE F - CHANGES IN STOCK OPTIONS

         On December 16, 1999, the Company issued stock options to the Company's directors to purchase a total of 40,000 shares of the Company's common stock at an exercise price of $0.20 per share. These options are fully vested at date of grant and expire in five years.

         As of May 31, 2000 there were a total of 1,528,667 options outstanding at a weighted average exercise price of $2.11. On January 5, 2000, one director exercised his options for 10,000 shares at $0.20 per share.

NOTE G - COMMITMENTS

         In December 1998, the Company paid a deposit in connection with a contract to purchase approximately 30 acres in Charlotte County, Florida. The contract was subject to the resolution of certain contingencies, which have been resolved. In February 2000, the Company closed on the contract and made a payment of $205,000.

NOTE H - SENIOR CONVERTIBLE DEBENTURES

         The Company was unable to pay the principal due of $1,290,000 on its 8.5% Convertible Senior Debentures due March 31, 2000 (the "Debentures"). The Company paid the accrued interest on the Debentures through March 31, 2000. The Company is currently marketing for sale several unencumbered assets; upon the sale of one or more of these assets, the Company will pay the principal balance plus all accrued interest. As discussed in Note B, the Company has entered into a contract to sell its manufactured housing community for approximately $2.6 million. Non-payment of principal is an Event of Default under the Debentures. Upon an Event of Default, certain rights are available to the Debenture holders. Each Debenture holder may declare the Debenture or Debentures held by it to be immediately due and payable, may proceed to protect and enforce its rights by suit in equity, action at law and/or by other appropriate proceeding, whether for specific performance of any covenant or agreement contained in the Debenture or in aid of the exercise of any power granted in the Debenture, or may proceed to enforce the payment of such Debenture or to enforce any other legal or equitable right.

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

                                      Manufactured                           Corporated
Three Months Ended May 31, 2000          Housing         Residential          and Other        Consolidated
------------------------------------  ------------       -----------        -----------        ------------
Revenues                              $   232,176        $    (6,959)       $         -        $   225,217
Net income (loss)                     $  (212,842)       $   (14,996)       $  (181,298)       $  (409,136)


Three Months Ended May 31, 1999
------------------------------------
Revenues                              $    47,164        $    37,081        $         -        $    84,225
Net income (loss)                     $   (48,108)       $   (31,434)       $  (623,152)       $  (702,694)


Nine Months Ended May 31, 2000
------------------------------------
Revenues                              $   459,009        $    45,432        $         -        $   504,441
Net income (loss)                     $  (258,256)       $    18,549        $  (783,730)       $(1,023,437)
Identifiable assets                   $ 3,413,287        $ 2,322,652        $ 1,843,851        $ 7,579,790


Nine Months Ended May 31, 1999
------------------------------------
Revenues                              $   199,535        $   245,330        $         -        $   444,865
Net income (loss)                     $   (82,120)       $   158,746        $(1,584,791)       $(1,508,165)
Identifiable assets                   $ 3,441,294        $ 3,873,398        $ 2,036,762        $ 9,351,454


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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MAY 31, 2000 AND MAY 31, 1999

         Total revenues increased approximately $141,000 or 167%, to $225,000 for the three months ended May 31, 2000, as compared to $84,000 for the three months ended May 31, 1999. The principal reason for the increase in revenue was the $177,000 increase in sales of manufactured homes. Revenues, and the related costs of manufactured homes sold, increased in the current three-month period due to the sales of three manufactured homes, versus none in the prior year three-month period. The decrease in gains (losses) on sales of operating assets of approximately $36,000 was principally due to sales of single family residential properties. In the quarter ended May 31, 2000, the Company disposed of two of its remaining properties, at a loss, while in the quarter ended May 31, 1999, the Company disposed of five of its residential properties. The increase in lot rental income of approximately $10,000 resulted principally from an increase in the rental rate effective January 1, 2000.

         Total operating expenses, excluding the costs of manufactured home sales, decreased approximately $307,000 or 54%, to $262,000 for the three months ended May 31, 2000 compared to $569,000 for the three months ended May 31, 1999. Much of the sharp drop in overall operating expenses is due to Management's recent change in the investment strategy of the Company to shift assets to cash and cash equivalents. Certain operating expenses have been reduced as the Company liquidates its real estate portfolio. Additionally, the Company has made continued efforts to reduce its expenses. As a result of these efforts, salaries and benefits decreased approximately $20,000, professional fees decreased $108,000 and general and administrative expenses decreased $11,000. The decrease in promotional expenses of approximately $64,000 is attributable to steps taken in the prior year to establish a market presence by engaging certain investor relations firms, and other promotional activities. Such activities were not undertaken in the current year. Depreciation decreased approximately $32,000 due primarily to the fact that depreciation is not currently being taken on the manufactured housing community, as such property is being marketed for sale. Office rent decreased approximately $32,000 due to the Company moving to smaller office space for its Texas operations ,while subleasing a portion thereof to another company, and subleasing its Florida office space to that same company. The sublease of the Texas office was agreed to in the third quarter, but was effective January 1, 2000, which contributed to the negative rent in the quarter. The decrease in taxes - payroll and other of approximately $40,000 is primarily due to less real estate properties held in the current year. Due diligence expenses decreased approximately $13,000 due to the Company not being as active in pursuing new investment opportunities as in the prior year. As discussed in Note B to the financial statements, manufactured housing assets were written down by $173,768 in the three months ended May 31, 2000.

         The decrease in interest income of approximately $9,000 is due primarily to the lower average cash balances in the current year, as compared to the prior year three-month period. The failed offering costs in the prior fiscal year of $193,000 occurred in connection with the Company's unsuccessful offering of $50,000,000 of notes.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MAY 31, 2000 AND MAY 31, 1999

         Total revenues increased approximately $60,000 or 13%, to $504,000 for the nine months ended May 31, 2000, as compared to $445,000 for the nine months ended May 31, 1999. The principal reason for the increase in revenue was the $177,000 increase in sales of manufactured homes. Revenues, and the related costs of manufactured homes sold, increased in the current nine-month period due to the sales of five manufactured homes, versus one in the prior year nine-month period. The decrease in gains (losses) on sales of operating assets of approximately $194,000 was principally due to sales of single family residential properties. For the nine months ended May 31, 2000, the Company disposed of nine of its remaining properties, while for the nine months ended May 31, 1999, the Company disposed of nineteen of its residential properties. The increase in lot rental income of approximately $19,000 resulted from the aforementioned increase in the rental rate.

         Total operating expenses, excluding the costs of manufactured home sales, decreased approximately $731,000 or 44%, to $935,000 for the nine months ended May 31, 2000 compared to $1,666,000 for the nine months ended May 31, 1999. As mentioned above, much of the sharp drop in overall operating expenses is due to Management's recent change in the investment strategy of the Company to shift assets to cash and cash equivalents. Certain operating expenses have been reduced as the Company liquidates its real estate portfolio. Additionally, the Company has made continued efforts to reduce its expenses. As a result of these efforts, salaries and benefits decreased approximately $56,000, professional fees decreased $144,000 and general and administrative expenses decreased $42,000. The decrease in promotional expenses of approximately $140,000 is attributable to steps taken in the prior year to establish a market presence by engaging certain investor relations firms, establishing an internet web site, and other promotional activities. Such activities were not undertaken in the current year. Depreciation decreased approximately $87,000 due primarily to the fact that depreciation is not currently being taken on the manufactured housing community, as such property is being marketed for sale. Office rent decreased approximately $72,000 due to the Company moving to smaller office space for its Texas operations, while subleasing a portion thereof to another company, and subleasing its Florida office space to that same company. The decrease in taxes - payroll and other of approximately $132,000 is primarily due to less real estate properties held in the current year. Due diligence expenses decreased approximately $76,000 due to the Company not being as active in pursuing new investment opportunities as in the prior year.

         The decrease in interest income of approximately $78,000 is due primarily to the lower average cash balances in the current year. The loss on the sale of office property and equipment in fiscal 2000 of $26,000 occurred as the result of the Company selling all office furniture and fixtures, computers and telephone equipment in the Naples, Florida office to a third party for $10,000. The failed offering costs in the prior fiscal year of $193,000 occurred in connection with the Company's unsuccessful offering of $50,000,000 of notes.

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

         The Company was unable to pay the principal due of $1,290,000 on its 8.5% Convertible Senior Debentures due March 31, 2000 (the "Debentures"). The Company paid the accrued interest on the Debentures through March 31, 2000. The Company is currently marketing for sale several unencumbered assets; upon the sale of one or more of these assets, the Company will pay the principal balance plus all accrued interest. As discussed below, the Company has entered into a contract to sell the manufactured housing community. Non-payment of principal is an Event of Default under the Debentures. Upon an Event of Default, certain rights are available to the Debenture holders. Each Debenture holder may declare the Debenture or Debentures held by it to be immediately due and payable, may proceed to protect and enforce its rights by suit in equity, action at law and/or by other appropriate proceeding, whether for specific performance of any covenant or agreement contained in the Debenture or in aid of the exercise of any power granted in the Debenture, or may proceed to enforce the payment of such Debenture or to enforce any other legal or equitable right.

         The Company has entered into an agreement to sell Walden Woods Retirement Village, its manufactured housing community for approximately $2.6 million. Additionally, the purchaser has agreed to acquire the majority of the remaining manufactured home inventory. The Company expects to close on the sale by July 31, 2000.

         Cash and cash equivalents were approximately $47,000 and $316,000 at May 31, 2000 and August 31, 1999, respectively. The decrease was primarily attributable to approximately $603,000 used in operating activities offset partially by approximately $332,000 provided by investing activities.

         Net cash used in operating activities amounted to $603,000 for the first nine months of fiscal 2000, as compared to $2,068,000 for the same period of the prior year. This decrease was primarily due to a reduced net loss in the current year and certain working capital related changes, including an increase of manufactured home inventory in the prior year nine-month period. Net cash provided by investing activities amounted to $332,000 in the nine months ended May 31, 2000 as compared to net cash used for investing activities of $1,162,000 for the nine months ended May 31, 1999. In the current year's nine-month period, the Company realized significant cash from sales of real estate properties. Due the change in of the Company's investment strategy to a shift to cash investments, new real estate investments were minimal other than an additional investment in land, resulting principally from a prior year commitment. For the nine months ended May 31, 1999, the Company also realized significant cash from real estate sales, however such amount was more than offset by new investments in real estate, loans and tax lien certificates. Net cash provided by financing activities amounted to $2,000 in the nine months ended May 31, 2000 as compared to net cash used in financing activities of $136,000 for the nine months ended May 31, 1999.

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

                                        ROYAL FINANCIAL CORPORATION
                                               (Registrant)

Date:    July 11, 2000                  /s/  Michael J. Pilgrim
                                        -----------------------------------
                                        Michael J. Pilgrim, President & CEO

Date:    July 11, 2000                  /s/  Mark J. Teinert
                                        ------------------------------------
                                        Mark J. Teinert, Secretary/Treasurer