Form 10KSB
period 2000-08-31
ROYAL FINANCIAL CORP
filed 2000-12-14
CIK 1073949

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

/X/  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                               For the fiscal year ended         August 31, 2000
                                                         -----------------------

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                               For the transition period from________ to _______

                               Commission file number __________________________


                           ROYAL FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                  13-3961109
--------------------------------------------------------------------------------
(State of other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)


            2000 East Lamar Blvd., Suite 290, Arlington, Texas 76006
--------------------------------------------------------------------------------
    (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number (817) 861-4000
                          --------------

Securities registered under Section 12(b) of the Exchange Act:

        Title of each class            Name of each exchange on which registered

             NONE
--------------------------------------------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
--------------------------------------------------------------------------------
                                (Title of Class)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

  State issuer's revenues for its most recent fiscal year: $896,008.

  As of December 1, 2000, the aggregate market value of the 7,474,382 common shares held by non-affiliates of the registrant was approximately $934,298 based upon the closing price of $.125 on the OTC Bulletin Board.

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

  Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,474,382
                                                  ---------

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

         Davenport was an inactive public entity until June, 1998 when it acquired Walden Woods Retirement Village (the "Park"), a manufactured housing community in Homosassa, Florida for a purchase price of approximately $1,611,000. This acquisition was financed by Royal Mortgage Corporation. This was a stock purchase of all of the outstanding capital stock of Walden Woods of Sugarmill, Inc. ("Walden Woods") whose sole asset was the Park.

         During fiscal year 1999, the Company focused on the manufactured housing segment of its business and invested approximately $838,000 in expansion and improvement of the Park, purchased 110 acres of raw land in Punta Gorda, Florida for approximately $1,098,500 and purchased fourteen model homes for a total of approximately $995,000 (three of which were sold in 1999).

         During fiscal year 2000, the Company focused on the sale of its operating segments to raise cash to pay off its company debts. On December 5, 2000, the Company sold its manufactured housing community to an unrelated party for a net sales price of $2,361,000. On December 8, 2000, Royal Mortgage Corporation retired $1,290,000 in notes and its respective accrued interest.

         THE COMPANY'S BUSINESS

         As of August 31, 2000, the Company's assets and operations were composed of two operating segments:

                  / / Manufactured Housing;
                  / / Real Estate

         Within these segments, the Company, together with its subsidiaries, owned the following real estate assets as of August 31, 2000:

                  / / The Manufactured Housing Segment includes the Park,
                      which contains approximately 217 homesites on a 65 acre site in Florida, and inventory of Manufactured Homes.

                  / / Real Estate Segment consists of the Company's tax lien certificate investments, raw land that the Company now intends to sell instead of develop and the 2 non-performing mortgage loans collateralized by commercial properties. At August 31, 2000, the Company held 3 tax lien certificates with the underlying properties located in Louisiana. All other real estate was sold during fiscal year 2000.

         MANUFACTURED HOUSING SEGMENT

         This operating segment of the Company's business consists primarily of operating the Park, a retirement manufactured housing community and selling manufactured homes.

         Revenues from the manufactured housing segment for the year ended August 31, 2000 totaled $206,070 in consolidated revenues before losses on sale of non-manufactured operating assets.

         On October 11, 2000, the Company entered into an agreement to sell the manufactured housing community to an unrelated third party for a net sales price of $2,361,000. The sale of the manufactured housing community was closed on December 5, 2000 for a net sales price of $2,361,000. The remaining assets within the community at the time of sale on December 5, 2000, were three manufactured model homes that are currently under contract to sell.

         REAL ESTATE SEGMENT

         Revenues from this operating segment comprise approximately $46,940 in losses on sales in addition to $1,420,720 in expenses related to provisions for loss on investments for the year ended August 31, 2000.

         The principal business activities within this segment consist of acquisition of sub- and non-performing mortgage loans.

         The Company's mortgage loan portfolio totaled approximately $705,000 or 14% of the Company's total assets as of August 31, 2000. This is comprised of two non-performing commercial mortgages collateralized by commercial properties.

         The primary non-performing mortgage is collateralized by three brick mill-type buildings with approximately 213,000 square feet on approximately eight acres of land. This site consists primarily of office space in a variety of configurations. There is substantial parking on-site. The property is located three blocks from Exit 27 off Interstate 95 near the downtown area of Bridgeport, Connecticut.

         The Company holds two notes on the property described above. The primary note originated December 29, 1992 in the amount of $6,788,778 with interest of 5.98% per annum, compounded monthly from January 1, 1993 until maturity. This note matured on April 30, 1999. There is a secondary note in the amount of $600,000, also originated December 29, 1992. The carrying value of these notes at August 31, 2000 was approximately $705,000 which represents a write down from $1,500,000 originally paid for the notes due to management's opinion as to the current resale value of the underlying properties after obtaining local real estate valuations in the Bridgeport, Connecticut areas. The Company is in foreclosure proceedings on this property and expects a favorable ruling to obtain title to this property.

         EMPLOYEES

         The Company employs a total of six full-time persons, including its officers. None of the Company's employees are represented by a union and the Company believes its relationship with its employees is excellent. There are no employment contracts between the Company and any of its employees. After December 31, 2000, only four full-time employees, including its officers, will remain.

         REGULATION

         The Company is subject to certain State of Florida regulations concerning the resale of real estate.

IN ADDITION TO OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-KSB, THE FOLLOWING IMPORTANT FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT ON THE COMPANY'S BUSINESS, PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         HISTORY OF LOSSES. The Company incurred net losses of $3,354,878, $2,292,326, $2,185,528 and $1,518,513 for the years ended August 31, 2000,
August 31, 1999, eight months ended August 31, 1998 and year ended December 31, 1997, respectively, and as of August 31, 2000 the Company's current liabilities exceeded its current assets by $238,350. Although a substantial portion of the net losses for such periods is due to non-operating charges to earnings, the Company expects that losses will continue while the Company is in a "sales mode" to pay off its debts and convert current holdings to cash and cash equivalents.

         LIMITED PRIOR PUBLIC MARKET; POTENTIAL LIMITED TRADING MARKET. There has only been a public market for the Company's stock since May 1998 and there can be no assurance that an active trading market in the Company's stock will be established or maintained. In the absence of such a market, an investor may find it more difficult to sell common shares of the Company.

ITEM 2.       PROPERTIES

         The Company moved into offices at 2000 E. Lamar Blvd., Suite 290, Arlington, Texas on September 10, 1999. The premises are leased from an unaffiliated party at a rate of $4,745 per month. The lease has a five year term. The Company has been released from any and all obligations under the previous lease agreement for the office space at 1000 Ballpark Way, Suite 210, Arlington, Texas.

         The Company also maintains an office in Naples, Florida and subleases space for approximately $700 per month. This lease expires on July 31, 2001.

         The Company believes that these facilities are adequate for its current needs and anticipated future needs.

         INVESTMENT PROPERTIES

         The Company considers all of its investment properties to be held for sale. All of the Company's improved properties are covered by property and casualty insurance, which the Company believes is adequate.

         MANUFACTURED HOUSING PROPERTIES

         Developed acreage

         This property owned at August 31, 2000 consisted of Walden Woods Retirement Village (the "Park"), a gated 55+ retirement community in Homosassa, Florida approximately 45 minutes north of Tampa.

         The Company closed the sale of this property on December 5, 2000 for a gross sales price of $2,600,000.

         Undeveloped Acreage

         The book value of this land initially held for development, at August 31, 2000 was $800,000 which is approximately 16% of consolidated assets at August 31, 2000. The Company's investment in undeveloped acreage consists of a 100% interest in approximately 110 acres located in Punta Gorda, Florida. The zoning and density for this acreage that was to be developed as a manufactured housing community have been approved by the Board of County Commissioners of Charlotte County, Florida. The Company purchased this land with the intent to develop it as a manufactured housing community. However, due to the inability to raise additional capital in the Company's most recent securities offering, the Company is now actively marketing this raw land.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.


                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET INFORMATION

         The Company's Common Stock began trading on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "ROYF" in May 1998. The following table sets forth, for the periods indicated, quotations for the high and low bid prices for the Company's common stock since it was initially quoted in May 1998 until August 31, 2000. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                                                BID
                                                               ---------------------------------------
                                                                   High                      Low
                                                               -------------             -------------
         Third Quarter 1998 (May only)                               .85                      .40

         Fourth Quarter 1998                                       2 15/16                    1.20

         First Quarter 1999                                         2 1/2                    1 9/16

         Second Quarter 1999                                       1 31/32                     1

         Third Quarter 1999                                        1 15/32                    3/8

         Fourth Quarter 1999                                         .50                      5/32

         First Quarter 2000                                          .25                      .15

         Second Quarter 2000                                         .25                      .19

         Third Quarter 2000                                          .28                      .20

         Fourth Quarter 2000*                                        .16                     .0875

           * (As of December 5, 2000)


         HOLDERS

         As of August 31, 2000 there were approximately 56 individual holders of record of the Company's common stock, representing 1,329,748 shares, and 6,144,634 shares of cede stock.

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

         In September 1995, RMC completed a Regulation S offering in the amount of $120,000. The Regulations S offering was in the form of a one year $3.00 convertible debenture with the $120,000 raised accruing interest at an annual rate of 8.00%. Pursuant to Section 4(2), RMC elected to convert this debt instrument in September 1996 at $3.00 per share plus the accrued interest to the holder of the Convertible Debenture for a total of 43,210 shares.

         In July 1996, RMC completed a $75,000 Regulation D Rule 506 offering of 37,500 shares at a price of $2.00 per share from three investors, all of whom were accredited investors as defined by Rule 501 of Regulation D.

         In August 1997, RMC completed a 250,000 share Regulation S offering at $2.00 per share.

         In September 1997, RMC completed a Regulation D Rule 506 offering raising $9,850,000 through the sale of 8 1/2% Convertible Debentures due March 2000 to 15 investors, all of whom were accredited investors as defined by Rule 501 of Regulation D. Pursuant to

Section 4(2), during the April-June 1998 time periods, $8,560,000 of the $9,850,000 debenture holders voluntarily converted their debentures into share of RMC for a total of 1,556,363 shares at $5.50 per share at the option of the Debenture Holders.

         In connection with the issuance of debt in 1997 and common stock in 1998, RMC issued warrants to purchase common stock expiring December 31, 2000 to the placement agent, which provided for the purchase of 223,864 shares of common stock at $4.40 per share pursuant to Section 4(2). Pursuant to an offer made by RMC in August 1998 and in reliance upon Section 4(2), 220,465 of these warrants were exchanged for 73,485 shares of common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the financial statements and notes thereto, appearing in Item 7 of this report, and discussion of risk factors included elsewhere in this report. Historical results and percentage relationships set forth in the financial statements included in Item 7 and this section should not be taken as indicative of future operations of the Company. Capitalized terms used but not otherwise defined herein, shall have the meanings ascribed to those terms in Item 1 through 5 of this Form 10-KSB.

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

         COMPARISON OF YEAR ENDED AUGUST 31, 2000 TO AUGUST 31, 1999

         REVENUES

         Total revenues from operations increased from $550,329 at the year ended August 31, 1999 as compared to $896,008 at the year ended August 31, 2000. This increase in revenues is due to the manufactured housing segment of its business.

         With respect to revenue from the Company's subsidiary, Walden Woods of Sugarmill, Inc., lot rental income increased from $177,046 at the year ended August 31, 1999 to $206,215 at the year ended August 31, 2000 due to more lots being rented and an increase in lot rents that took place on January 1, 2000. In addition, the sale of the Company's manufactured home inventory at its community in Homosassa, Florida increased its gross revenue from $175,139 at the year ended August 31, 1999 to $736,533 at the year ended August 31, 2000. This community was sold for a net sales price of $2,361,000 on December 5, 2000 and the three remaining manufactured homes in inventory are under contract for sale with closings set for January 2001.

         EXPENSES

         Total operating expenses increased from $2,479,865 at the year ended August 31, 1999 to $3,481,265 at the year ended August 31, 2000 due to $1,420,720 in provision for losses on investments. The increase in the cost of sales of manufactured homes sold from $161,909 at the year ended August 31, 1999 to $736,678 at the year ended August 31, 2000 is due to increased sales of its model manufactured home inventory at its community in Homosassa, Florida. Upon excluding the cost of sales of manufactured home inventory and the provision for losses on investments, however, operating expenses declined significantly from $2,317,956 at the year ended August 31, 1999 to $1,323,867 at the year ended August 31, 2000 or by $994,089 (43%). The decrease in costs were seen in nearly all expense categories due to fewer employees, lower office rents, lower due diligence fees required to acquire properties and other related costs. Management will cut its staff further at December 31, 2000 from six current full time employees to four full time employees. The Company will phase out its sublease in Naples, Florida as well as attempt to sublease some of its space in Arlington, Texas office.

         The decrease in interest income from $106,908 at the year ended August 31, 1999 to $12,126 at the year ended August 31, 2000 is due to a decrease of idle cash within the Company.

         The increase in the loss on sale of office property and equipment from $121,168 at the year ended August 31, 1999 to $642,798 at the year ended August 31, 2000 is due to the effects of the Company's down sizing in closing its previous offices in Arlington, Texas and Naples, Florida as well as costs associated with the sale of its manufactured home community in Homosassa, Florida.

         LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $48,715 and $315,927 at August 31, 2000 and August 31, 1999, respectively. The decrease is attributable to cash used in its operating activities during the fiscal year. Subsequently, the Company collected approximately $400,000 from the sale of its remaining residential mortgage portfolio in early September 2000. Also, the Company sold, on December 5, 2000, its manufactured home community in Homosassa, Florida for a net sales price of $2,361,000. The Company has subsequently retired the $1,290,000 convertible debentures and its accrued interest in early December 2000. Retiring the debt will eliminate approximately $109,000 in annual interest costs to service the debentures.

ITEM 7.         FINANCIAL STATEMENTS

                        ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

                         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                      PAGE
                                                                                      ----
         Report of Independent Certified Public Accountants                            9

         Consolidated Financial Statements:

         Consolidated Balance Sheet as of August 31, 2000                             10

         Consolidated Statements of Operations for
                  the year ended August 31, 2000, and the
                  year ended August 31, 1999                                          11

         Consolidated Statements of Changes in Stockholders' Equity
                  for the year ended August 31, 2000, and the
                  year ended August 31, 1999                                          12

         Consolidated Statements of Cash Flows
                  for the year ended August 31, 2000, and the
                  year ended August 31, 1999                                          13

         Notes to Consolidated  Financial Statements                                  14


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board or Directors
Royal Financial Corporation

We have audited the accompanying consolidated balance sheet of Royal Financial Corporation and subsidiaries as of August 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal Financial Corporation and subsidiaries as of August 31, 2000, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Dallas, Texas
October 27, 2000 (except for Note C, as to which
                  the date is December 8, 2000)

                       ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEET

                                     August 31, 2000




                                                            ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                                                      $   48,715
     Receivables                                                                                                       680,326
     Manufactured home inventory                                                                                       412,636
     Other current assets                                                                                               33,674
                                                                                                                    ----------

                              Total current assets                                                                   1,175,351

INVESTMENTS

     Land held for sale                                                                      $    800,000
     Mortgage loan portfolio, net                                                                 705,225
     Other                                                                                         79,915            1,585,140
                                                                                             ------------

PROPERTY, PLANT AND EQUIPMENT - MANUFACTURED
     HOUSING COMMUNITY, NET                                                                                          2,361,000

OFFICE PROPERTY AND EQUIPMENT, NET                                                                                      19,735

OTHER ASSETS

     Deposits and sundry assets                                                                                         12,745
                                                                                                                    ----------

                              Total assets                                                                          $5,153,971
                                                                                                                    ==========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                                                       $  123,701
     8 1/2% Senior Convertible Debentures                                                                            1,290,000
                                                                                                                    ----------

                              Total current liabilities                                                              1,413,701

COMMITMENTS

                                                                                                                            -

STOCKHOLDERS' EQUITY
     Common stock, $.001 par value; authorized 50,000,000 shares;
          issued and outstanding, 7,474,382 shares                                           $      7,474
     Additional paid-in capital                                                                14,064,647
     Accumulated deficit                                                                      (10,331,851)           3,740,270
                                                                                             -------------          ----------

                               Total liabilities and stockholders' equity                                           $5,153,971
                                                                                                                    ==========


                  The accompanying notes are an integral part of this statement.

               ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS

                        Years ended August 31,

                                                                                        2000                 1999
                                                                                   ------------          ------------
Revenues
     Gains (losses) on sales of investments
          Loans                                                                     $   (85,389)          $   (48,658)
          Real estate                                                                    38,449               245,474
     Lot rental income                                                                  206,215               177,046
     Sales of manufactured homes                                                        736,533               175,139
     Other                                                                                  200                 1,328
                                                                                   ------------          ------------
                                                                                        896,008               550,329

Operating expenses
     Provision for loss on investments                                                1,420,720                  -
     Cost of sales of manufactured homes sold                                           736,678               161,909
     Salaries and benefits                                                              456,507               542,544
     Professional fees                                                                  208,932               376,817
     Promotional                                                                         66,576               236,607
     Travel and lodging                                                                  23,024                35,552
     General and administrative                                                         262,747               241,505
     Depreciation                                                                        46,107               171,350
     Office rent                                                                         41,363               134,163
     Insurance                                                                           87,600                59,236
     Real estate holding costs                                                           58,582               122,580
     Taxes - payroll and other                                                           71,628               205,713
     Due diligence expenses                                                                 801               191,889
                                                                                   ------------          ------------
                                                                                      3,481,265             2,479,865
                                                                                   ------------          ------------

                            Operating loss                                           (2,585,257)           (1,929,536)

Other Income (Expense)
     Interest income                                                                     12,126               106,908
     Interest expense                                                                  (138,949)             (169,010)
     Loss on sale of office property and equipment                                     (642,798)             (121,168)
     Failed offering costs                                                                 -                 (179,520)
                                                                                   ------------          ------------
                                                                                       (769,621)             (362,790)
                                                                                   ------------          ------------

                                            Net loss                                $(3,354,878)          $(2,292,326)
                                                                                   ============          ============

Loss per share - basic and diluted                                                  $     (0.45)          $     (0.31)
                                                                                   ============          ============

Weighted average shares outstanding                                                   7,470,939             7,464,382
                                                                                   ============          ============


      The accompanying notes are an integral part of these statements.

                     ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                        Years ended August 31, 2000 and 1999


                                                   Common Stock            Additional
                                            ---------------------------      paid-in         Accumulated
                                              Shares           Amount        capital           deficit           Total
                                            ------------  -------------    -------------    --------------    -------------
Balances at September 1, 1998                7,464,382          $7,464      $14,062,657      $ (4,684,647)     $ 9,385,474

Net loss                                       -                  -            -               (2,292,326)      (2,292,326)
                                            ------------  -------------    -------------    --------------    -------------

Balances at August 31, 1999                  7,464,382           7,464       14,062,657        (6,976,973)       7,093,148

Exercise of stock options                       10,000              10            1,990          -                   2,000

Net loss                                       -                  -            -               (3,354,878)      (3,354,878)
                                            ------------  -------------    -------------    --------------    -------------

Balances at August 31, 2000                  7,474,382          $7,474      $14,064,647      $(10,331,851)     $ 3,740,270
                                            ============  =============    =============    ==============    =============





      The accompanying notes are an integral part of these statements.

                                    ROYAL FINANCIAL CORPORATION

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      Years ended August 31,

                                                                              2000           1999
                                                                          -----------    -----------
Cash flows from operating activities
     Net loss                                                             $(3,354,878)   $(2,292,326)
     Adjustments to reconcile net loss to net cash
        used in operating activities
          Depreciation                                                         46,107        171,350
          Amortization/write-off of debenture/offering costs                   29,231        242,612
          Loss on disposition of investments                                   46,940           --
          Loss on sale of office property and equipment                       642,798        121,168
          Provision for losses on investments                               1,420,720           --
          Changes in operating assets and liabilities
               Receivables                                                   (533,706)       (11,245)
               Other  current assets                                          461,623       (773,418)
               Accounts payable and accrued liabilities                        13,436         30,015
                                                                          -----------    -----------

                    Net cash used in operating activities                  (1,227,729)    (2,511,844)
                                                                          -----------    -----------

Cash flows from investing activities
     Purchase of land                                                            --       (1,098,997)
     Principal collections on tax lien certificates                            12,370        337,846
     Purchases of tax lien certificates                                          --         (232,386)
     Purchases of property and equipment                                     (450,818)      (173,462)
     Purchases of loans                                                      (133,950)      (671,118)
     Collections on loans                                                     184,455        121,140
     Disposition of loans                                                   1,328,258        751,018
     Sale of real estate and other assets                                      18,202      2,152,437
     Purchases of real estate properties                                         --       (1,283,950)
     Investment in park development                                              --         (838,148)
                                                                          -----------    -----------

                    Net cash provided by (used in) investing activities       958,517       (935,620)

Cash flows from financing activities
     Payments for deferred financing costs                                       --         (148,864)
     Proceeds from exercise of stock options                                    2,000           --
                                                                          -----------    -----------

                 Net cash provided by (used in) financing activities            2,000       (148,864)
                                                                          -----------    -----------

Net decrease in cash and cash equivalents                                    (267,212)    (3,596,328)

Cash and cash equivalents, beginning of year                                  315,927      3,912,255
                                                                          -----------    -----------

Cash and cash equivalents, end of year                                    $    48,715    $   315,927
                                                                          -----------    -----------

Supplemental cash flow information:

     Interest paid                                                        $   109,569    $   109,650
     Schedule of non-cash investing activities:
          Real estate acquired through foreclosure of loans               $      --      $   111,489

        The accompanying notes are an integral part of these statements.

                  ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 August 31, 2000

NOTE A - NATURE OF BUSINESS AND DESCRIPTION OF MERGER

    Royal Financial Corporation ("Royal" or the "Company") is a real estate investment company with a portfolio consisting of a manufactured housing community in Florida, undeveloped land in Florida zoned for manufactured housing development, and non-performing mortgage loans collateralized by residential and commercial real estate properties. During the year ended August 31, 2000 the Company focused on the sale of assets to raise cash to pay its debts. See NOTE C.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Royal Mortgage Corporation
    (RMC) and Walden Woods of Sugarmill, Inc. All significant intercompany accounts and transactions have been eliminated.

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

    MANUFACTURED HOME INVENTORY

    Inventories consist of finished homes that are purchased from the manufacturer and are valued using the specific identification method. Costs include set-up costs and costs to install such items as porches, sheds, driveways and air conditioners. At August 31, 2000 the Company had six homes in inventory.

    PROPERTY, PLANT AND EQUIPMENT - MANUFACTURED HOUSING COMMUNITY

    Property, plant and equipment are carried at cost and, except for land, are depreciated over their estimated useful lives on the straight-line method. The estimated useful lives used in computing depreciation are as follows:



          Land improvements and buildings                              5 - 20 years
          Furniture, fixtures and equipment                            3 - 5 years


    Maintenance and repairs are charged to income as incurred and improvements are capitalized.

                  ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

                                  August 31, 2000


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

    LAND HELD FOR SALE

    Land held for sale consists of approximately 110 acres of raw land in Punta Gorda, Florida zoned as manufactured housing and commercial subdivision.

    MORTGAGE LOAN INVESTMENTS

    The Company has purchased mortgage loans, for which the borrower is not current as to principal and interest payments or which there is a reason to believe the borrower will be unable to continue to make its scheduled principal and interest payments, at a discount. All loans held at August 31, 2000 are deemed to be impaired. Income is recognized only upon receipt of interest payments or the ultimate disposition of collateral. The Company accounts for its initial investment in a pool of loans based upon the pricing methodologies used to bid on the pool. The acquisition cost is allocated to each loan within the pool when the bid price was determined based upon an analysis of the expected future cash flows of each individual loan. Generally, loans in the Company's portfolio go through foreclosure proceedings, the Company takes title to the property and the property is sold on the open market. Loans are transferred to real estate owned upon receipt of title to the property.

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

    OFFICE PROPERTY AND EQUIPMENT AND DEPRECIATION

    Property and equipment are carried at cost. Depreciation for furniture, fixtures and equipment (3 - 5 years) is computed using the straight-line method. Leasehold improvements are amortized over the term of the related leases.

    DEFERRED FINANCING COSTS

    The deferred financing costs represent professional fees, commissions and other expenses that have been incurred to obtain financing. These costs are amortized as interest expense over the life of the debentures, which matured in March 2000, using the effective interest rate method. Amortization expense for the years ended August 31, 2000 and 1999 was $29,231 and $50,110, respectively.

    STOCK OPTIONS

    The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123).

                  ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

                                  August 31, 2000


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

    LOSS PER SHARE

    The Company computes basic earnings (loss) per common share based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. No effect has been given to convertible debentures, stock options or warrants for the years ended August 31, 2000 and 1999, because the effect of assumed conversion or exercise is antidulitive.

NOTE C -  SUBSEQUENT EVENTS

    During December 2000, the Company sold its manufactured housing community for $2.6 million, less closing costs of approximately $239,000. The senior convertible debentures of $1,290,000 plus accrued interest were retired using proceeds of this sale.

NOTE D - PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment - manufactured housing community consist of the following at August 31, 2000:



               Land                                                                        $  929,515
               Land improvements and buildings                                              1,408,258
               Furniture, fixtures and equipment                                               97,664
                                                                                           ----------
                                                                                            2,435,437
               Less accumulated depreciation                                                  (74,437)
                                                                                           ----------

                                                                                           $2,361,000
                                                                                           ==========


       Office property and equipment consist of the following at August 31, 2000:



               Furniture, fixtures and equipment                                           $   98,887
               Less accumulated depreciation                                                   (79,152)
                                                                                           ----------

                                                                                              $19,735
                                                                                           ==========


NOTE E - OPERATING LEASES

    The Company leases office space in Arlington, Texas, and Naples, Florida and has various equipment operating leases expiring through 2004.

    Future minimum lease payments following August 31, 2000 are as follows:

                  ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

                                  August 31, 2000

    NOTE E - OPERATING LEASES- CONTINUED



               Year ending
                August 31,
               ------------
                   2001                                               $ 61,501
                   2002                                                 60,813
                   2003                                                 59,123
                   2004                                                 56,940
                                                                      --------

                                                                      $238,377
                                                                      ========


    Lease expense during the years ended August 31, 2000 and 1999 was $50,688 and $145,236, respectively.

NOTE F - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist of cash and cash equivalents, mortgage loans, and senior convertible debentures payable. The methodologies used and key assumptions made to estimate fair value follow:

    CASH AND CASH EQUIVALENTS

    The carrying amount approximates fair value because of the short maturity of these instruments.

    MORTGAGE LOANS

    The mortgage loan portfolio consists of non-performing loans. On the majority of these loans, the Company expects to foreclose on the underlying collateral and ultimately sell the properties. Accordingly, fair values have been determined based on the status of pending settlements between the Company and borrower or by utilizing the fair value of the underlying collateral. Carrying value approximates fair value.

    SENIOR CONVERTIBLE DEBENTURES

    The carrying amount approximates fair value because they are due and payable at August 31, 2000.

NOTE G - SENIOR CONVERTIBLE DEBENTURES

    In 1997, the Company issued $9,850,000 of convertible senior debentures. The debentures accrue interest at 8.5% which is payable semi-annually on October 1 and April 1. During the year ended August 31, 1998, $8,560,000 of these debentures were converted into common stock of the Company at a price of $5.50 per share. The remaining $1,290,000 of debentures outstanding at August 31, 2000 were due and payable at maturity on March 31, 2000. As discussed in Note C, the Company retired the debentures in December 2000.

NOTE H - INCOME TAXES

    Following is a reconciliation of the Company's income tax provision with the amount of tax computed at the federal statutory rate:

                  ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

                               August 31, 2000

NOTE H - INCOME TAXES - CONTINUED

                                                                 2000                  1999
                                                            --------------         ------------

     Tax benefit at the federal statutory rate               $ 1,140,659            $ 779,391
     Nondeductible expenses                                       (2,751)              (2,903)
     Other                                                          (835)                (750)
     Change in valuation allowance                            (1,137,073)            (775,738)
                                                            --------------         ------------
                                                             $       -              $     -
                                                            ==============         ============

  Deferred tax assets (liabilities) consist of the following:

                                                                   2000                1999
                                                             --------------      --------------

     Net operating loss carryforward                          $ 3,170,935         $ 2,023,573
     Property and equipment                                        (9,130)              1,159
                                                             --------------      --------------
                                                                3,161,805           2,024,732
     Valuation allowance                                       (3,161,805)         (2,024,732)
                                                             --------------      --------------
        Net deferred tax asset                                $       -           $       -
                                                             ==============      ==============

  The Company files a consolidated federal income tax return with its subsidiaries. For federal income tax purposes, the Company has cumulative operating losses of approximately $9,300,000 which are being carried forward to future years and expire through 2020. During the year ended August 31, 1999, the Company revised its net operating loss carryforward, which resulted in reduction in gross deferred tax assets of approximately $258,000.

NOTE I - OPTIONS AND WARRANTS

  The Company has issued stock options to directors, employees and others. Options are granted at no less than fair value at date of grant, as determined by the board of directors. Generally, the options vest at date granted and expire in five years. Following is a summary of option transactions for the years ended August 31, 1999 and 2000:

                  ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

                               August 31, 2000

NOTE I - OPTIONS AND WARRANTS - CONTINUED

                                                                                            Weighted
                                                                                             average
                                                                        Shares            exercise price
                                                                      -----------        ----------------

     Outstanding at September 1, 1998                                  1,748,667               $   2.34

     Granted                                                             150,000               $   2.00
     Canceled                                                           (400,000)              $   3.50
                                                                      -----------

     Outstanding at August 31, 1999                                    1,498,667               $   2.15

     Granted                                                              40,000               $   0.20
     Exercised                                                           (10,000)              $   0.20
     Canceled                                                           (198,667)              $   1.00
                                                                      -----------

     Outstanding at August 31, 2000                                    1,330,000               $   2.28
                                                                      ===========

  The weighted average fair value per share of options granted in 2000 and 1999 was $.05 and $.10, respectively.

  In February 1999, the Company granted options to a public relations firm to purchase 150,000 shares of the Company's common stock at an exercise price of $2.00 per share. In May 1999, these stock options were cancelled in connection with the termination of the service agreement with such firm.

  The following table summarizes information about stock options at August 31, 2000:

                                                                 Outstanding and Exercisable
                                                        ----------------------------------------------------
                                                                          Weighted
                                                                           average
                                                                          remaining             Weighted
                                                                         contractual            average
           Exercise price                                  Shares       life (in years)      exercise price
           --------------                               -----------    -----------------    ----------------
                $0.20                                       30,000           4.29                 $0.20
             2.25 - 2.75                                 1,250,000           1.7                   2.26
                4.25                                        50,000           2.8                   4.25
                                                        -----------                         ----------------
                                                         1,330,000                                $2.28
                                                        ===========                         ================

                  ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

                               August 31, 2000

NOTE I - OPTIONS AND WARRANTS - CONTINUED

    The Company has adopted only the disclosure provisions of SFAS 123. If the Company had elected to recognize compensation expense based upon the fair value at the option grant date consistent with the methodology prescribed by SFAS 123, the Company's net loss and loss per share amounts would be increased to the pro forma amounts indicated below:

                                                                  Years ended August 31,
                                                             --------------------------------
                                                                  2000               1999
                                                             -------------      -------------

     Net loss
          As reported                                         $ 3,354,878        $ 2,292,326
          Pro forma                                           $ 3,356,878        $ 2,307,326
     Basic and diluted loss per share
          As reported                                               $0.45              $0.31
          Pro forma                                                 $0.45              $0.31


  In connection with the issuance of debt in 1997 and common stock in 1998, RMC has issued warrants expiring December 31, 2000, to purchase common stock. At August 31, 2000, warrants to purchase 181,899 shares, generally at $6.00 per share, were outstanding.

NOTE J - UNUSUAL CHARGES TO OPERATIONS

  The Company recorded a provision for loss on investments of $1,420,720 in August 2000.

  The Company's offering of up to $50,000,000, 8 1/2% Senior Notes due 2002, under Regulation S of the Securities Act of 1933, which was scheduled to close in May 1999, was unsuccessful. Costs of approximately $180,000 related to this offering, which had been deferred, were written off in May 1999.

NOTE K - RELATED PARTY TRANSACTIONS

  At August 31, 2000, the Company had a loan to e.io, inc. of $173,355 including interest at 8%, and owns shares of e.io, inc. common stock at a cost of $77,047. Officers of the Company own an aggregate of approximately 11% of the outstanding common stock of e.io, inc.

NOTE L - SEGMENT REPORTING

  Management organizes the segments within the Company based on property type for making operating decisions and assessing performance. The Company uses the same measure of profit or loss for segments as that used for the consolidated financial statements. The Company currently has two major operating segments: Manufactured Housing Segment and the Real Estate Segment.

  The Manufactured Housing Segment has two primary sources of revenue: rental of homesites and the sale of manufactured homes. The primary source of revenue for the Real Estate Segment is disposition/sale of mortgage loans and real estate properties. In computing income (loss) by operating segment, the following items were considered in the Corporate and Other category: interest expense, payroll and administrative expenses not directly attributable to other segments and financing costs. Corporate assets are principally investment in land, cash, furniture, fixtures and equipment, receivables and deferred charges.

  Operating results and other financial data are presented for the principal business segments of the Company for the years ended August 31, 2000 and 1999.

                           ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

                                        August 31, 2000

NOTE L - SEGMENT REPORTING - CONTINUED


Year ended August 31, 2000
--------------------------
                                                   Manufactured                          Corporate
                                                     Housing         Real Estate         and Other        Consolidated
                                                  --------------    -------------       -----------      --------------
Lot rental income                                  $   206,215       $     -            $     -           $    206,215
Manufactured home sales                                736,533             -                  -                736,533
Manufactured home cost of goods sold                  (736,678)            -                  -               (736,678)
Interest and other                                         200             -                 12,126             12,326
Loss on sale of loans                                    -               (85,389)             -                (85,389)
Gain on sale of real estate                              -                38,449              -                 38,449
                                                  --------------    -------------       -----------      --------------

               Total revenue                       $   206,270       $   (46,940)       $    12,126       $    171,456

     Net loss                                      $  (621,856)      $(2,210,977)       $  (522,045)      $ (3,354,878)

     Depreciation                                  $    12,848       $     -            $    33,259       $     46,107

     Identifiable assets                           $ 2,808,461       $ 2,317,113        $    28,397       $  5,153,971

     Capital expenditures                          $   121,935       $   328,466        $       417       $    450,818


Year ended August 31, 1999
--------------------------
                                                   Manufactured                              Corporate
                                                     Housing           Real Estate           and Other            Consolidated
                                                  --------------      -------------         -----------          --------------
Lot rental income                                  $    177,046        $      -             $      -              $    177,046
Manufactured home sales                                 175,139               -                    -                   175,139
Manufactured home cost of goods sold                   (161,909)              -                    -                  (161,909)
Interest and other                                        1,328               -                 106,908                108,236
Loss on sale of loans                                     -                (48,658)                -                   (48,658)
Gain on sale of real estate                               -                245,474                 -                   245,474

                                                  --------------      -------------         -----------          --------------
               Total revenue                       $    191,604        $   196,816          $   106,908           $    495,328

Net income (loss)                                  $    (97,344)       $   167,785          $(2,362,767)          $ (2,292,326)

Depreciation                                       $     62,606        $      -             $   108,744           $    171,350

Identifiable assets                                $  3,530,992        $ 3,155,816          $ 1,806,605           $  8,493,413

Capital expenditures                               $    967,036        $ 2,187,454          $    45,209           $  3,199,699


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company engaged Grant Thornton LLP, independent public accountants, on September 3, 1998. This change was approved by the Board of Directors of the Company on June 12, 1998. There have been no disagreements between the Company and Grant Thornton LLP.

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The following table sets forth certain information about the directors, executive officers and significant employees of the Company.


NAME                    AGE      POSITION WITH COMPANY
Michael J. Pilgrim      47       President and Chief Executive Officer, Chairman

Mark J. Teinert         46       Secretary and Treasurer

David E. Wentsch        48       Director

Richard Bergner         69       Director


         Mr. Michael J. Pilgrim has been President and C.E.O. of the Company since August 1998. Prior to such time and since 1994, Mr. Pilgrim was a co-founder of RMC, where he serves as President and C.E.O. Mr. Pilgrim's duties include, but are not limited to, supervising the Company's operations, serving on the Company's mortgage evaluation and acquisition team and leading the Company's manufactured housing activities. From 1992 to December 1999, Mr. Pilgrim has been and currently is a principal of Rockford Management, Inc., which manages an investment partnership, Gladiator Partners L.P. Mr. Pilgrim's employment history also includes three years with the accounting firm of Arthur Young, five years with Merrill Lynch, where he served as Senior Vice President and three years as Vice President with Prudential Bache Securities. Mr. Pilgrim is a Licensed Mortgage Broker in Florida. Mr. Pilgrim received a Bachelor of Business Administration degree from the University of Missouri in 1975.

         Mr. Mark J. Teinert has been Secretary and Treasurer of the Company since August 1998. Prior to such time and since 1994, Mr. Teinert was a co-founder of RMC. Mr. Teinert's duties include, but are not limited to, serving on the Company's mortgage evaluation and acquisition team, providing analysis, tax lien certificate acquisition and coordinating auction activities. Mr. Teinert's employment history includes eight years as a financial analyst for Dorchester Oil & Gas (a Fortune 500 Company), three years with Merrill Lynch, where he served as Vice President of Retail Equity sales, four years with California Federal Savings Bank where he oversaw various home mortgage activities and four years as Vice President with Professional Practice Insurance Brokers. Mr. Teinert received a Bachelor of Business Administration degree from Texas Tech University.

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

                                    SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------
                                                                             LONG TERM
                                                                            COMPENSATION
                                                                           -------------
                                                                              AWARDS
                                               ANNUAL COMPENSATION         -------------
                                         ---------------------------        SECURITIES
     NAME AND PRINCIPAL                                OTHER ANNUAL         UNDERLYING
         POSITION              YEAR       SALARY       COMPENSATION         OPTIONS (#)
-----------------------------------------------------------------------------------------
Michael J. Pilgrim             2000       132,000         5,000                     0
President & CEO                1999       132,000             0                     0
                               1998       132,000         5,000                10,000
                               1997        75,000         5,000               260,000

Mark J. Teinert                2000       126,000         5,000                     0
Secretary/Treasurer            1999       126,000             0                     0
                               1998       126,000         5,000                10,000
                               1997        75,000             0               250,000

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

-----------------------------------------------------------------------------------------
                      NUMBER OF         PERCENT OF
                      SECURITIES       TOTAL OPTIONS
                      UNDERLYING        GRANTED TO       EXERCISE OR
                       OPTIONS         EMPLOYEES IN      BASE PRICE         EXPIRATION
     NAME             GRANTED (#)       FISCAL YEAR        ($/SH)              DATE
-----------------------------------------------------------------------------------------
Michael J. Pilgrim      10,000             25%              $.20          December 2004
Mark J. Teinert         10,000             25%              $.20          December 2004



ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of August 31, 2000 with respect to persons known to the Company to be the beneficial owners of more than 5% of its voting common stock and with respect to the beneficial ownership of such common stock by each director of the Company and by all directors and executive officers of the Company as a group.


         Number of Shares

                                                        Number of Shares
                                                      (Assuming No Exercise                       (Assuming Exercise
         Name and Address of                                of Options)                               of Options)
         Beneficial Owner                                  by Holder (1)            Percent          by Holder (1)        Percent
         -------------------------------------------  ---------------------       ----------      ------------------     ---------
         Michael J. Pilgrim                                   241,667                3.2%               531,667              6%
           2000 E. Lamar Blvd., Suite 290
           Arlington, Texas 76006

         Mark J. Teinert                                      221,667                2.97%              531,667              6%
           2000 E. Lamar Blvd., Suite 290
           Arlington, Texas 76006

         David E. Wentsch                                       -0-                    --               130,000              1%
           2000 E. Lamar Blvd., Suite 290
           Arlington, Texas 76006

         Richard Bergner                                        -0-                    --                20,000              --
           2000 E. Lamar Blvd., Suite 290
           Arlington, Texas 76006

         Directors and executive officers as a group          463,334                6.2%                  --                --
           (4 persons)

         Cede & Co. (2)                                     6,104,400               81.7%                  --                --


            (1) Mr. Pilgrim's wife owns beneficially, since 1995, 231,667 shares, Mr. Pilgrim has ownership of only 10,000 shares obtained by exercise of options granted by the Company.

            (2) Messrs. Pilgrim, Teinert and all executive officers and directors as a group beneficially own options exercisable at an average exercise price of $2.32 for 270,000, 270,000 and 150,000 shares of common stock, respectively.

            (3) Common stock held in street name by various brokerage firms The Company is not aware of any arrangement which might result in a change in control in the future.

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

         Late 1999 and early 2000, the Company entered into an agreement with e.io, inc. to sublease the Naples, Florida office lease and a part of the Arlington, Texas office space, up to August 1, 2000 and purchase the office furniture and fixtures from the Company. Loans were made to e.io, inc. at 8% interest and the total principal and interest owed to the Company at August 31, 2000 totaled $173,355. In addition, the Company acquired in November 1999, 77,047 shares in e.io, inc. at $1.00 per share or $77,047, through a private placement of e.io's securities. The notes owed by e.io, inc. and the common stock owned by the Company is included on the balance sheet noted as "Receivables" and "other" in the Investments Section of the Balance Sheet. Messrs. Pilgrim and Teinert were founders in e.io, inc. and own 11% of the outstanding stock but have not been officers or directors from e.io's inception to December 1, 2000. The Company believes that the monies loaned will be paid in full in the Company's second and third fiscal quarter 2001.

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

3.2      By Laws of Davenport Ventures, Inc.*

3.3      Articles of Merger of Royal Mortgage Corporation into Davenport Ventures, Inc.*

3.4      ARTICLES OF INCORPORATION, as amended, of Royal Mortgage Corporation*

3.5      By Laws of Royal Mortgage Corporation*

3.6      ARTICLES OF INCORPORATION of Walden Woods of Sugarmill, Inc.*

3.7      By Laws of Walden Woods of Sugarmill, Inc.*

3.8      ARTICLES OF INCORPORATION of Walden Woods of Sugarmill Sales, Inc.*

3.9      By Laws of Walden Woods of Sugarmill Sales, Inc.*

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

                                            ROYAL FINANCIAL CORPORATION
                                            ---------------------------
                                                   (Registrant)


                                       By   /s/  Michael J. Pilgrim
                                            ---------------------------
                                            Michael J. Pilgrim, President & CEO



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Date:    December 14, 2000      /s/  Michael J. Pilgrim
                                            -----------------------------------
                                            Michael J. Pilgrim, President & CEO


            Date:    December 14, 2000      /s/  Mark J. Teinert
                                            -----------------------------------
                                            Mark J. Teinert, Secretary/Treasurer