Form 10QSB
period 2000-11-30
ROYAL FINANCIAL CORP
filed 2001-01-16
CIK 1073949

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the quarterly period ended November 30, 2000
                                                            -------------------

/ /      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                      For the transition period from ____________ to __________

                      Commission file number __________________________________


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
         7,474,382
-------------------------

Transitional Small Business Disclosure Format (Check one):    Yes / /  No /X/

                           ROYAL FINANCIAL CORPORATION
                                   Form 10-QSB
                                November 30, 2000

                                      INDEX

                                                                                                  Page No.
                                                                                                  --------
         PART I      FINANCIAL INFORMATION

                     ITEM 1.  FINANCIAL STATEMENTS                                                   3
                              Consolidated Balance Sheets:
                                       November 30, 2000 and August 31, 2000                         3

                              Consolidated Statements of Operations:
                                       Three-month Periods Ended November 30, 2000 and 1999          4

                              Consolidated Statements of Cash Flows:
                                       Three-month Periods Ended November 30, 2000 and 1999          5

                              Notes to Consolidated Financial Statements                             6

                     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                                   8

         PART II     OTHER INFORMATION

                     ITEM 1.  Legal Proceedings                                                      9

                     ITEM 2.  Exhibits and Reports                                                  10

                  ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                             November 30,     August 31,
                                                                                 2000            2000
                                                                             ------------    ------------
                                                                              (Unaudited)
                                ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                   $339,081         $48,715
     Receivables                                                                  208,851         680,326
     Manufactured home inventory                                                  155,000         412,636
     Other current assets                                                          13,477          33,674
                                                                             ------------    ------------
                              Total Current Assets                                716,409       1,175,351
INVESTMENTS:
     Land held for sale                                                           800,000         800,000
     Mortgage loan portfolio, net                                                 717,974         705,225
     Other                                                                         79,693          79,915
                                                                             ------------    ------------
                              Total Investments                                 1,597,667       1,585,140
PROPERTY, PLANT AND EQUIPMENT-MANUFACTURED
     HOUSING COMMUNITY, NET                                                     2,352,927       2,361,000

OFFICE PROPERTY AND EQUIPMENT, NET                                                 16,932          19,735

OTHER ASSETS                                                                       12,745          12,745
                                                                             ------------    ------------
                               Total Assets                                    $4,696,680      $5,153,971
                                                                             ============    ============
                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                $     19,175    $    123,701
     8 1/2% Senior Convertible Debentures                                       1,290,000       1,290,000
                                                                             ------------    ------------
                               Total Current Liabilities                        1,309,175       1,413,701
STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value: authorized 50,000,000 shares;
          issued and outstanding, 7,474,382 shares                                  7,474           7,474
     Additional paid-in capital                                                14,064,647      14,064,647
     Accumulated deficit                                                      (10,684,616)    (10,331,851)
                                                                             ------------    ------------
                                Total Stockholders' Equity                      3,387,505       3,740,270
                                                                             ------------    ------------
                                Total Liabilities and Stockholders' Equity   $  4,696,680    $  5,153,971
                                                                             ============    ============

       The accompanying notes are an intergal part of these statements.

                  ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Three Months Ended
                                                                 November 30,
                                                       ---------------------------------
                                                           2000                 1999
                                                       ------------        -------------
                                                                   (Unaudited)
Revenues
     Gains (losses) on sales of operating assets
          Loans                                          $   --            $        (492)
          Real estate                                        --                   65,803
     Lot rental income                                     58,755                 43,275
     Sales of manufactured homes                          202,990                 56,500
                                                       ----------          -------------
                                                          261,745                165,086
Operating expenses
     Cost of sales of manufactured homes sold             287,999                 51,664
     Salaries and benefits                                 91,260                117,981
     Professional fees                                     38,413                 54,188
     Promotional                                            8,788                 16,423
     Travel and lodging                                    12,331                  2,537
     General and administrative                            65,787                 37,480
     Depreciation                                           3,355                 14,498
     Office rent                                           16,997                 16,483
     Insurance                                             20,079                 18,110
     Real estate holding costs                             22,906                 29,689
     Taxes - payroll and other                             27,395                 28,471
     Due diligence                                           --                    2,801
                                                       ----------          -------------
                                                          595,310                390,325
                                                       ----------          -------------
           Operating loss                                (333,565)              (225,239)
Other income (expense)
     Interest income                                        8,113                  3,447
     Interest expense                                     (27,313)               (39,859)
     Loss on sale of office property and equipment           --                  (26,400)
     Failed offering costs                                   --                   (3,500)
                                                       ----------          -------------
                                                          (19,200)               (66,312)
                                                       ----------          -------------
           Net loss                                    $ (352,765)           $  (291,551)
                                                       ==========          =============
Loss per share - basic and diluted                     $    (0.05)           $     (0.04)
                                                       ==========          =============
Weighted average shares outstanding                     7,474,382              7,464,382
                                                       ==========          =============

        The accompanying notes are an integral part of these statements.

                  ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Three Months Ended
                                                                                         November 30,
                                                                               -------------------------------
                                                                                  2000                  1999
                                                                               ---------             ---------
                                                                                         (Unaudited)
Cash flows from operating activities
     Net loss                                                                  $(352,765)            $(291,551)
     Adjustments to reconcile net loss to net cash provided by
          (used in) operating activities
               Depreciation                                                        3,355                14,498
               Amortization                                                         --                  13,528
               Loss on sale of office property and equipment                        --                  26,400
               Provision for losses on Manufactured Home inventory                  --                  11,525
               Changes in operating assets and liabilities                          --
                    Receivables                                                  471,475                     -
                    Prepaid expenses and other assets                            277,833                75,790
                    Accounts payable and accrued liabilities                    (104,526)                9,687
                                                                               ---------             ---------
                         Net cash provided by (used in) operating activities     295,372              (140,123)
                                                                               ---------             ---------
Net cash provided by (used in) investing activities
     Purchase of additional land                                                    --                 (56,143)
     Principal collections on tax lien certificates                                  222                   691
     Purchases of property and equipment                                            (552)              (16,340)
     Sale of property and equipment                                                8,073                10,175
     Investment in loans                                                         (12,749)              (69,191)
     Collection on loans                                                            --                  49,130
     Disposition of loans                                                           --                  62,533
     Sale of real estate and other assets                                           --                 410,163
     Purchases of real estate properties and other investments                      --                 (87,758)
                                                                               ---------             ---------
                         Net cash provided by (used in) investing activities      (5,006)              303,260
                                                                               ---------             ---------
Net increase in cash and cash equivalents                                        290,366               163,137

Cash and cash equivalents, beginning of period                                    48,715               315,927
                                                                               ---------             ---------
Cash and cash equivalents, end of period                                       $ 339,081             $ 479,064
                                                                               =========             =========
Supplemental information on cash flows:
                          Supplemental Cash Flow Information
                                   Interest paid                               $  27,313

        The accompanying notes are an integral part of these statements.

                  ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 2000
                                   (Unaudited)

NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

         Royal Financial Corporation (together with its subsidiaries, the "Company") is a real estate investment company with a portfolio consisting of a manufactured housing community in Florida, undeveloped land in Florida zoned for manufactured housing development, and non-performing mortgage loans collateralized by commercial real estate properties.

         The Company came into being in August 1998 when Royal Mortgage Corporation and Davenport Ventures, Inc. merged and the name was changed to Royal Financial Corporation. The controlling shareholder group of both companies prior to the merger was substantially the same. Accordingly, the merger was treated as a combination of entities under common control.

BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements have been included. Operating results for interim periods reflected are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended August 31, 2000 included in the Company's Form 10-KSB.

NOTE B - ACCOUNTING FOR LONG-LIVED ASSETS TO BE DISPOSED OF

         Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of", requires that long-lived assets to be disposed of and for which management has committed to a plan to dispose of the assets, be reported at the lower of carrying amount or fair value less cost to sell. During the past fiscal year, the Company developed a plan to begin marketing for sale the Manufactured Housing Community. Subsequently, the Company sold the Manufactured Housing Community during December 2000 for $2.6 million, less closing costs of approximately $239,000. Accordingly, the Company's investment in Property, Plant, and Equipment - Manufactured Housing Community is reflected in the accompanying consolidated balance sheet as of November 30, 2000 at the lower of carrying amount on fair value less cost to sell and no depreciation has been recognized for this asset in the accompanying consolidated statement of operations for the three months ended November 30, 2000. Additionally, the Company's current investment strategy is to shift a majority of the Company's assets to cash and cash equivalents, as discussed in Note C. Accordingly, all investments of the Company are reflected in the accompanying consolidated balance sheet as of November 30, 2000 at the lower of carrying value or at estimated realizable values.

NOTE C - SUBSEQUENT EVENTS

         During December 2000, the Company sold its Manufactured Housing Community for $2.6 million, less closing costs of approximately $239,000. The proceeds from this sale allowed the Company to retire its Senior Convertible Debentures of $1,290,000 plus accrued interest. In addition, the Company paid $1,046,413 in a special distribution, 100% of which is a return of capital for tax purposes, to shareholders of record at November 30, 2000 which represented a special distribution rate of $.14 per share with payment date being December 20, 2000.

NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment - manufactured housing community consist of the following:

                                                                   November 30,
                                                                       2000
                                                                   ------------
        Land                                                       $   929,515
        Land improvements and buildings                              1,408,258
        Furniture, fixtures and equipment                               89,591
                                                                   ------------
                                                                     2,427,364
        Less accumulated depreciation                                  (74,437)
                                                                   ------------
        Net                                                        $ 2,352,927
                                                                   ------------

Office property and equipment consist of the following:
        Furniture, fixtures and equipment                          $    98,312
        Less accumulated depreciation                                  (81,380)
                                                                   ------------
        Net                                                        $    16,932
                                                                   ============

NOTE E - CHANGES IN STOCK OPTIONS

         On December 16, 1999, the Company issued stock options to the Company's directors to purchase a total of 40,000 shares of the Company's common stock at an exercise price of $0.20 per share. These options are fully vested at date of grant and expire in five years.

          As of November 30, 2000 there were a total of 1,330,000 options outstanding at a weighted average exercise price of $2.28.

NOTE F - RELATED PARTY TRANSACTIONS

         At November 30, 2000, the Company had a loan to e.io, inc. of $208,851 including interest at 8%, and owns shares of e.io, inc. common stock at a cost of $77,047. Officers of the Company owned an aggregate of approximately 11% of the outstanding stock at August 31, 2000. On December 1, 2000, e.io, inc. raised additional capital which diluted the officers of Royal to 1% of the outstanding stock of e.io, inc.

NOTE G - SEGMENT REPORTING

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

                               Three Months Ended November 30, 2000
-------------------------------------------------------------------------------------------------
                                       Manufactured                    Corporate
                                          Housing     Residential      and other     Consolidated
                                       -----------    -----------    -----------    -----------
Lot rental income                      $    58,755    $      --      $      --      $    58,755
Manufactured home sales                    202,990           --             --          202,990
Manufactured home cost of goods sold      (287,999)          --             --         (287,999)
Interest and other                            --            8,113           --            8,113
Loss on sale of loans                         --             --             --             --
Gain on sale of real estate                   --             --             --             --
                                       -----------    -----------    -----------    -----------
               Total revenue           $   (26,254)   $     8,113    $      --      $   (18,141)
Net Loss                               $   (89,553)   $  (115,814)   $  (147,398)   $  (352,765)
Depreciation                           $      --      $       767    $     2,588    $     3,355
Identifiable assets                    $ 2,507,927    $ 1,597,667    $   591,086    $ 4,696,680
Capital expenditures                   $      --      $      --      $       552    $       552


                               Three Months Ended November 30, 1999
-------------------------------------------------------------------------------------------------
                                       Manufactured                  Corporate
                                         Housing      Residential     and other    Consolidated
                                       -----------    -----------    -----------    -----------
Lot rental income                      $    43,275    $     --       $     --       $   43,275
Manufactured home sales                     56,500          --             --           56,500
Manufactured home cost of goods sold       (51,664)         --          (51,664)
Interest and other                            --            --            3,447          3,447
Loss on sale of loans                         --            (492)          --             (492)
Gain on sale of real estate                   --          65,803           --           65,803
                                       -----------    -----------    -----------    -----------
               Total revenue           $    48,111   $    65,311    $     3,447    $   116,869
Net income (loss)                      $   (24,127)  $    48,127    $  (315,551)   $  (291,551)
Depreciation                           $      --     $      --      $    14,498    $   14,498
Identifiable assets                    $ 3,594,294   $ 2,702,568    $ 1,915,579    $ 8,212,441
Capital expenditures                   $    16,554   $    79,902    $   132,976    $   229,432

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included herein, and the Form 10-KSB for the fiscal year ended August 31, 2000. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

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

         The Company is a real estate financial holding company which invests in the asset backed real estate and mortgage markets. The Company's investments include commercial non-performing mortgages, tax lien certificates which result from unpaid property taxes owed to municipal and county taxing authorities, ownership and operation of a manufactured housing community in Florida, and land for future development of manufactured housing communities.

         The Company is in the process of selling its operating assets to raise cash to pay its debts. In December 2000, the Company sold its Manufactured Housing Community, retired its Senior Convertible Debentures and paid a $1,046,413 special distribution ($.14 per share) to shareholders of record at November 30, 2000. Once a substantial portion of the Company's assets have been converted to cash, the Board will evaluate the real estate market and make a decision regarding the reinvestment of funds or the return of capital to shareholders.

SOURCES OF REVENUES

         Currently, the majority of the Company's net revenue is derived from the sale of manufactured homes and lot rental income from the Company's manufactured housing community in Florida. Due to the capital nature of many of the Company's investments, the timing of cash flows from dispositions as well as funds needed for investment opportunities which may arise has a certain degree of uncertainty. Management has concluded that the most prudent use of the Company's cash reserves at this time is in low risk investments that are readily convertible into cash.

RESULTS OF OPERATIONS - THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999

         Total revenues increased approximately $96,659 or 59% to $261,745 for the three months ended November 30, 2000, as compared to $165,086. The primary increase in revenue is from the sales of manufactured homes of $202,985 as the Company is liquidating these homes in the Manufactured Housing Community that sold in early December 2000.

         Total operating expenses, net of the cost of sales of the manufactured homes sold, decreased approximately $31,350 or 10% to $307,311 for the three months ended November 30, 2000 as compared to $338,661 for the three months ended November 30, 1999.

         The increase in interest income of approximately $4,666 is due to higher average idle cash balances in the current comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

         In December, 1999, the Company's Board of Directors approved a change in investment strategy to shift the majority of the Company's assets to cash and cash equivalents in the coming months. Once a substantial portion of the Company's assets have been converted to cash and cash equivalents, the Board will evaluate the real estate market and make a decision regarding the investment of funds or the return of additional capital to stockholders.

         Cash and cash equivalents are $339,081 and $48,715 at November 30, 2000 and August 31, 2000, respectively. The increase is attributable primarily to collections of receivables and reduction of manufactured home inventories.

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

ITEM 2.  EXHIBITS AND REPORTS ON FORM 8-K

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

         3.8      Authorization to Transact Business in Florida of Royal Mortgage
                  Brokerage, Inc.*

         3.9      Articles of Incorporation of Walden Woods of Sugarmill, Inc.*

         3.10     By Laws of Walden Woods of Sugarmill, Inc.*

         3.11     Articles of Incorporation of Walden Woods of Sugarmill Sales, Inc.*

         4.1      8 1/2% Convertible Senior Debenture due 2000 (filed as Exhibit No 4.1 for the fiscal quarter ended February 28, 1999 and incorporated herein by reference)

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

                                       ROYAL FINANCIAL CORPORATION
                                              (Registrant)

Date:    January 16, 2000               /s/  Michael J. Pilgrim
                                       -------------------------------------
                                        Michael J. Pilgrim, President & CEO

Date:    January 16, 2000               /s/  Mark J. Teinert
                                       -------------------------------------
                                        Mark J. Teinert, Secretary/Treasurer