Form 10QSB
period 2001-02-28
ROYAL FINANCIAL CORP
filed 2001-04-16
CIK 1073949

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended  February 28, 2001
                                                   --------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

                     For the transition period from              to
                                                    ------------    ------------

                     Commission file number
                                            ------------------------------------



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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
        7,474,382
---------------------------

Transitional Small Business Disclosure Format (Check one):    Yes [ ]  No [X]

                   ROYAL FINANCIAL CORPORATION
                           Form 10-QSB
                        February 28, 2001

                                      INDEX


                                                                                                         Page No.
PART I            FINANCIAL INFORMATION

                  ITEM 1.          FINANCIAL STATEMENTS                                                  3
                                   Consolidated Balance Sheets:
                                            February 28, 2001 and August 31, 2000                        3

                                   Consolidated Statements of Operations:
                                            Three-month and Six-month Periods
                                            Ended February 28, 2001 and February 29, 2000                 4

                                   Consolidated Statements of Cash Flows:
                                            Six-month Periods Ended February 28, 2001 and
                                            February 29, 2000                                             5

                                   Notes to Consolidated Financial Statements                             6

                  ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS                                   9

PART II           OTHER INFORMATION

                  ITEM 1.          Legal Proceedings                                                      11

                  ITEM 2.          Exhibits and Reports                                                   11


                  ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                    February 28,            August 31,
                                                                                       2001                   2000
                                                                                   -------------           -----------
                                                                                    (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                     $     370,502           $    48,715
     Receivables                                                                         143,576               680,326
     Manufactured home inventory                                                            -                  412,636
     Other current assets                                                                  9,715                33,674
                                                                                   -------------           -----------

                              Total Current Assets                                       523,793             1,175,351

INVESTMENTS:
     Land held for sale                                                                  650,000               800,000
     Mortgage loan portfolio, net                                                        717,975               705,225
     Other                                                                                 2,311                79,915
                                                                                   -------------           -----------

                              Total Investments                                        1,370,286             1,585,140

PROPERTY, PLANT AND EQUIPMENT-MANUFACTURED
     HOUSING COMMUNITY, NET                                                                 -                2,361,000

OFFICE PROPERTY AND EQUIPMENT, NET                                                        13,577                19,735

OTHER ASSETS                                                                              12,745                12,745
                                                                                   -------------           -----------

                               Total Assets                                        $   1,920,401           $ 5,153,971
                                                                                   =============           ===========


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                      $       7,535           $   123,701
     8 1/2% Senior Convertible Debentures                                                   -                1,290,000
                                                                                   -------------           -----------

                               Total Current Liabilities                                   7,535             1,413,701

STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value: authorized 50,000,000 shares;
          issued and outstanding, 7,474,382 shares                                         7,474                 7,474
     Additional paid-in capital                                                       13,023,867            14,064,647
     Accumulated deficit                                                             (11,118,475)          (10,331,851)
                                                                                   -------------           -----------

                                Total Stockholders' Equity
                                                                                       1,912,866             3,740,270
                                                                                   -------------           -----------

                                Total Liabilities and Stockholders' Equity         $   1,920,401           $ 5,153,971
                                                                                   =============           ===========


     The accompanying notes are an integral part of these statements.

                  ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Three Months Ended                    Six Months Ended
                                                              February 28,      February 29,       February 28,       February 29,
                                                              ------------      ------------       ------------       ------------
                                                                  2001              2000               2001               2000
                                                              ------------      ------------       ------------       ------------
                                                                       (Unaudited)                          (Unaudited)
Revenues
     Gains (losses) on operating assets
          Loan sales                                          $       -         $       -          $       -          $       (492)
          Real estate sales                                         14,371           (12,720)            14,371             53,083
          Writedown of real estate                                (150,000)             -              (150,000)              -
     Lot rental income                                              18,570            53,315             77,325             96,590
     Sales of manufactured homes                                   170,485            73,543            373,475            130,043
                                                              ------------      ------------       ------------       ------------
                                                                    53,426           114,138            315,171            279,224

Operating expenses
     Cost of sales of manufactured homes sold                      177,731            70,504            465,730            122,168
     Salaries and benefits                                          71,596           130,124            162,856            248,105
     Professional fees                                              40,229            48,439             78,642            102,627
     Promotional                                                     4,351            23,607             13,139             40,030
     Travel and lodging                                              3,680             5,387             16,011              7,924
     General and administrative                                     37,413            35,519            103,201             72,999
     Depreciation                                                    3,355            14,627              6,710             29,125
     Office rent                                                    16,316            10,563             33,313             27,046
     Insurance                                                       7,339            23,753             27,418             41,863
     Real estate holding costs                                      34,298            17,155             57,204             46,844
     Taxes - payroll and other                                      29,538            25,327             56,933             53,798
     Due diligence                                                    -                  560               -                 3,361
                                                              ------------      ------------       ------------       ------------
                                                                   425,846           405,565          1,021,157            795,890
                                                              ------------      ------------       ------------       ------------
                     Operating loss                               (372,420)         (291,427)          (705,986)          (516,666)

Other income (expense)
     Interest income                                                15,701             5,125            23,814               8,572
     Interest expense                                               (2,403)          (39,948)          (29,716)            (79,807)
     Writedown of investments in securities                        (74,736)             -              (74,736)               -
     Loss on sale of office property and equipment                    -                 -                 -                (26,400)
     Failed offering costs                                            -                3,500              -                   -
                                                              ------------      ------------       ------------       ------------
                                                                   (61,438)          (31,323)           (80,638)           (97,635)
                                                              ------------      ------------       ------------       ------------

                        Net loss                              $   (433,858)     $   (322,750)      $   (786,624)      $   (614,301)
                                                              ============      ============       ============       ============

Loss per share - basic and diluted                            $     (0.06)      $     (0.04)       $      (0.11)      $      (0.08)
                                                              ============      ============       ============       ============

Weighted average shares outstanding                              7,474,382         7,470,536          7,474,382          7,467,459
                                                              ============      ============       ============       ============


      The accompanying notes are an integral part of these statements.

                  ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                             Six Months Ended
                                                                                   February 28,            February 29,
                                                                                       2001                    2000
                                                                                   ------------            ------------
                                                                                               (Unaudited)

Cash flows from operating activities
     Net loss                                                                      $   (786,624)           $   (614,301)
     Adjustments to reconcile net loss to net cash provided by
          (used in) operating activities
               Depreciation                                                               6,710                  29,125
               Amortization                                                                -                     25,056
               Loss on sale of office property and equipment                               -                     26,400
               Loss on Investments                                                      223,888                  11,525
               Changes in operating assets and liabilities
                    Receivables                                                         536,750                    -
                    Prepaid expenses and other assets                                   436,595                 172,303
                    Accounts payable and accrued liabilities                           (116,166)                  5,989
                                                                                   ------------            ------------
                         Net cash provided by (used in) operating
                         activities                                                     301,153                (343,903)
                                                                                   ------------            ------------

Cash Flows from investing activities
     Purchase of additional land                                                           -                   (304,171)
     Principal collections on tax lien certificates                                       2,868                   4,306
     Purchases of property and equipment                                                   (552)                (60,572)
     Sale of property and equipment                                                   2,361,848                  10,175
     Investment in loans                                                                   -                    (93,677)
     Collection on loans                                                                   -                     51,670
     Disposition of loans                                                                  -                     62,533
     Sale of real estate and other assets                                                  -                    622,506
     Purchases of real estate properties and other investments                          (12,750)                (89,708)
                                                                                   ------------            ------------

                         Net cash provided by investing activities                    2,351,414                 203,062
                                                                                   ------------            ------------

Cash flows from financing activities
     Principal payment on debt and capital leases                                    (1,290,000)
     Payment of dividend                                                             (1,040,780)                   -
     Proceeds from exercise of stock options                                               -                      2,000
                                                                                   ------------            ------------
                         Net cash provided by (used in) financing
                         activities                                                  (2,330,780)                  2,000
                                                                                   ------------            ------------

Net increase (decrease) in cash and cash equivalents                                    321,787                (138,841)

Cash and cash equivalents, beginning of period                                           48,715                 315,927
                                                                                   ------------            ------------

Cash and cash equivalents, end of period                                           $    370,502            $    177,086
                                                                                   ============            ============
Supplemental Cash Flow information - Interest Paid                                 $     29,716            $     79,807
                                                                                   ============            ============


                The accompanying notes are an integral part of these statements.

                  ROYAL FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                February 28, 2001
                                   (Unaudited)

NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

         Royal Financial Corporation (together with its subsidiaries, the "Company") is a real estate investment company with a portfolio consisting principally of undeveloped land in Florida zoned for manufactured housing development and non-performing mortgage loans collateralized by commercial real estate properties. As discussed in Note B, the Company is in the process of selling these assets.

         The Company came into being in August 1998 when Royal Mortgage Corporation and Davenport Ventures, Inc. merged and the name was changed to Royal Financial Corporation. The controlling shareholder group of both companies prior to the merger was substantially the same. Accordingly, the merger was treated as a combination of entities under common control.

BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements have been included. Operating results for interim periods reflected are not necessarily indicative of the results that may be expected for a full fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended August 31, 2000 included in the Company's Form 10-KSB.

NOTE B - ACCOUNTING FOR LONG-LIVED ASSETS TO BE DISPOSED OF

         Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of", requires that long-lived assets to be disposed of and for which management has committed to a plan to dispose of the assets, be reported at the lower of carrying amount or fair value less cost to sell. During the past fiscal year, the Company developed a plan to begin marketing for sale the Manufactured Housing Community. Subsequently, the Company sold the Manufactured Housing Community during December 2000 for $2.6 million, less closing costs of approximately $239,000. Additionally, the Company's current investment strategy is to shift a majority of the Company's assets to cash and cash equivalents. Accordingly, all investments of the Company are reflected in the accompanying consolidated balance sheet as of February 28, 2001 at the lower of carrying value or at estimated realizable values.

NOTE C - SUBSEQUENT EVENTS

         On February 22, 2001, the Company contracted to sell its remaining mortgage loan portfolio for a gross sales price of $1,225,000 less estimated closing costs of approximately $412,000. This sale is expected to close in late April 2001. The carrying value of this asset at February 28, 2001 is $717,974.

         On April 1, 2001, the Company contracted to sell its land held for sell in Florida for a gross sales price of $700,000 less closing costs. The carrying value of this asset at February 28, 2001 is $650,000.

         During March 2001, the Company made 120 day loans totaling $300,000 bearing interest at 8%.

NOTE D - PROPERTY, PLANT AND EQUIPMENT

         Office property and equipment consist of the following:


                Furniture, fixtures and equipment                  $   98,312
                Less accumulated depreciation                         (84,735)
                                                                   ----------

                Net                                                $   13,577
                                                                   ==========


NOTE E - CHANGES IN STOCK OPTIONS

         On December 16, 1999, the Company issued stock options to the Company's directors to purchase a total of 40,000 shares of the Company's common stock at an exercise price of $0.20 per share. These options are fully vested at date of grant and expire in five years.

         As of February 28, 2001 there were a total of 1,330,000 options outstanding at a weighted average exercise price of $2.28. These options were not included in the computation of net loss per share for the three and six month periods ended February 28, 2001 and February 29, 2000 because the effect would have been anti-dilutive.

NOTE F - RELATED PARTY TRANSACTIONS

         At February 28, 2001, the Company had a loan to e.io, inc. of $143,576 including interest at 8%, and owned 77,047 shares of e.io, inc. common stock at a cost of $77,047. Officers of the Company owned an aggregate of approximately 11% of the outstanding stock at August 31, 2000. On December 1, 2000, e.io, inc. raised additional capital which diluted the officers of the Company to 1% of the outstanding stock of e.io, inc. This dilution resulted from the sale of additional shares at $.03 per share. The Company considers its investment to be impaired and recorded a writedown of $74,736 in the quarter ended February 28, 2001. In April 2001, the loan to e.io, inc. of $143,576 was collected.

NOTE G - SEGMENT REPORTING

         The Company currently has two major operating segments: Manufactured Housing and Real Estate.

         The Manufactured Housing Segment has two primary sources of revenue: rental of homesites and the sale of manufactured homes. The primary source of revenue for the Real Estate Segment is disposition/sale of mortgage loans and real estate properties. In computing income (loss) by operating segment, the following items were considered in the Corporate and Other category: interest expense, payroll and administrative expenses not directly attributable to other segments and financing costs. Corporate assets are principally cash, furniture, fixtures and equipment, receivables and deferred charges. Substantially all of the assets of these two segments have been sold or are under contract of sale. See Notes B and C.


                                                                   Three Months Ended February 28, 2001
-----------------------------------------------------------------------------------------------------------------------------

                                                Manufactured                              Corporate
                                                  Housing            Real Estate          and other          Consolidated
                                             -------------------  ------------------  ------------------- -------------------
Revenues                                              $ 189,055          $ (135,629)          $        -          $   53,426
Net income (loss)                                     $  11,324          $ (244,663)          $ (200,519)         $ (433,858)



                                                                   Three Months Ended February 29, 2000
-----------------------------------------------------------------------------------------------------------------------------

                                                Manufactured                              Corporate
                                                  Housing            Real Estate          and other          Consolidated
                                             -------------------  ------------------  ------------------- -------------------
Revenues                                              $ 127,058           $ (12,920)          $        -          $  114,138
Net income (loss)                                     $ (21,287)          $ (14,582)          $ (286,881)         $ (322,750)



                                                                    Six Months Ended February 28, 2001
-----------------------------------------------------------------------------------------------------------------------------

                                                Manufactured                              Corporate
                                                  Housing            Real Estate          and other          Consolidated
                                             -------------------  ------------------  ------------------- -------------------
Revenues                                              $ 450,800         $  (135,629)          $        -         $   315,171
Net income (loss)                                     $ (14,082)        $  (267,569)          $ (504,973)        $  (786,624)
Indentifiable assets                                  $       -         $ 1,370,286           $  550,115         $ 1,920,401


                                                                    Six Months Ended February 29, 2000
-----------------------------------------------------------------------------------------------------------------------------

                                                Manufactured                              Corporate
                                                  Housing            Real Estate          and other          Consolidated
                                             -------------------  ------------------  ------------------- -------------------
Revenues                                            $   226,833         $    52,391          $         -         $   279,224
Net income (loss)                                   $   (45,414)        $    33,545          $  (602,432)        $  (614,301)
Identifiable assets                                 $ 3,564,834         $ 2,509,614          $ 1,812,653         $ 7,887,101


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

         The Company is a real estate financial holding company which has invested in the asset backed real estate and mortgage markets. The Company's investments included commercial non-performing mortgages, tax lien certificates which result from unpaid property taxes owed to municipal and county taxing authorities, ownership and operation of a manufactured housing community in Florida, and land for future development of manufactured housing communities.

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

SOURCES OF REVENUES

         Currently, the remaining principal assets of the Company, which consist of raw land in Punta Gorda, Florida and a note collateralized by real property in Connecticut, are under contract for sale.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

         Total revenue decreased approximately $60,712 or 53% to $53,426 for the three months ended February 28, 2001, as compared to $114,138 for the same three month period ended February 29, 2000. The primary decrease in revenue is due from the writedown for the land held for sale in Punta Gorda, Florida

         Total revenues increased approximately $35,947 or 13% to $315,171 for the six months ended February 28, 2001, as compared to $279,224 for the same six month period ended February 29, 2000. The primary increase in revenue is from the sales of manufactured homes of $373,475. The Company liquidated these homes after the sale of the manufactured housing community in December 2000. The reduction in this increase from the sale of manufactured homes is the writedown for the land held for sale in Punta Gorda, Florida.

         Total operating expenses, net of the cost of sales of the manufactured homes sold, decreased approximately $86,946 or 26% to $248,115 for the three months ended February 28, 2001 as compared to $335,061 for the three months ended February 29, 2000 due to a reduction in costs that management instituted.

         Total operating expenses, net of the cost of sales of the manufactured homes sold, decreased approximately $118,295 or 18% to $555,427 for the six months ended February 28, 2001 as compared to $673,722 for the six months ended February 29, 2000 due to cost cutting measures by the Company's management.

         The increase in interest income of $10,576 to $15,701 for the three months ended February 28, 2001 as compared to $5,125 in the period ended February 29, 2000, is due to higher average idle cash balances in the current comparable periods. The decrease in interest expense from $39,948 in the three month period ended February 29, 2000 to $2,403 in the three month period ended February 28, 2001, is due to the convertible debentures being paid off in December 2000.

         The increase in interest income of $15,242 for the six months ended February 28, 2001, is due to higher average idle cash balances in the current comparable periods.

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

         Cash and cash equivalents are $370,502 and $48,715 at February 28, 2001 and August 31, 2000, respectively. The increase is attributable primarily to collections of receivables and reduction of manufactured home inventories and the sale of the Manufactured Housing Community less the amounts paid to pay off the $1,290,000 8 1/2% Senior Convertible Debentures and a $.14 per share cash dividend payment to shareholders in December, 2000.

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

                                 ROYAL FINANCIAL CORPORATION
                                          (Registrant)


Date:    April 16, 2001                   /s/  Michael J. Pilgrim
                                 -----------------------------------------------
                                          Michael J. Pilgrim, President & CEO

Date:    April 16, 2001                   /s/  Mark J. Teinert
                                 -----------------------------------------------
                                          Mark J. Teinert, Secretary/Treasurer