Form 10QSB
period 2001-05-31
PATRIOT MOTORCYCLE CORP
filed 2001-07-23
CIK 1073949

------------------------------------------------------------------------------

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended May 31, 2001

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                Commission File Number         333-75791

                     PATRIOT MOTORCYCLE CORPORATION

                (formerly, Royal Financial Corporation)
                  (Name of registrant in its charter)

        Nevada                                  13-3961109
(State of incorporation)        (I. R. S. Employer Identification No.)


   245 Citation Circle, Corona, California 92880    (909) 735-2682
  (Address and telephone number of principal executive offices and principal place of business)

------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001
Preferred Stock, par value $.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No

As of the date of this filing, there are 4,747,438 shares of the registrant's Common Stock issued and outstanding and 326,007 shares of the registrant's Series A Convertible Preferred Stock issued and outstanding.


TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION
                                                                         PAGE

ITEM 1.  FINANCIAL STATEMENTS                                      F-1 - F-8
ITEM 2.  PLAN OF OPERATION AND MANAGEMENT DISCUSSION                       6


PART II - OTHER INFORMATION                                                8

ITEM 1.  LEGAL PROCEEDINGS                                                 9
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                         10
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   11
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               12
ITEM 5.  OTHER INFORMATION                                                 13
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  14
SIGNATURES                                                                 15
                                                                           16


                     PATRIOT MOTORCYCLE CORPORATION

                    CONSOLIDATED FINANCIAL STATEMENTS

                              May 31, 2001


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The registrant represents that the Consolidated Financial Statements furnished herein have been prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years, and that such Consolidated Financial Statements reflect, in the opinion of our management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of Patriot Motorcycle Corporation ("we", or "Patriot") as of May 31, 2001, and the results of its operations and its cash flows for the three months then ended.


                     PATRIOT MOTORCYCLE CORPORATION
                   CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MAY 31, 2001

CONTENTS


PAGE    2       CONSOLIDATED BALANCE SHEET AS OF MAY 31, 2001 (UNAUDITED)

PAGE    3       CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
                ENDED MAY 31, 2001 AND 2000, THE NINE MONTHS ENDED MAY 31,
                2001, AND THE PERIOD FROM OCTOBER 25, 1999 (INCEPTION) TO MAY
                31, 2000 (UNAUDITED)

PAGE    4       CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
                ENDED MAY 31, 2001 AND THE PERIOD FROM OCTOBER 25, 1999
                (INCEPTION) TO MAY 31, 2000 (UNAUDITED)

PAGES   5 - 7   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


                   INDEPENDENT ACCOUNTANTS' REPORT

                    To the Board of Directors of:
                   PATRIOT MOTORCYCLE CORPORATION

We have reviewed the accompanying balance sheet of Patriot Motorcycle Corporation as of May 31, 2001 and the related statements of operations and cash flows for the three and nine months then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in The United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order to be in conformity with accounting principles generally accepted in the United States of America.


WEINBERG & COMPANY, P.A.


Los Angeles, CA
July 16, 2001


                        PATRIOT MOTORCYCLE CORPORATION
                          CONSOLIDATED BALANCE SHEET
                              AS OF MAY 31, 2001
                                 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash                                              $   200,612
Inventory                                             672,896
Accounts receivable                                       500
Notes receivable                                      615,000
Prepaid expenses                                       20,000
Other current assets                                    4,656
                                                    ---------
Total Current Assets                                1,513,664
                                                    ---------
PROPERTY AND EQUIPMENT - NET                           47,279
                                                    ---------
OTHER ASSETS
Deposits                                                2,500
                                                    ---------
Total Other Assets                                      2,500
                                                    ---------
TOTAL ASSETS                                        1,563,443
                                                    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses             $    30,616
Loan payable - stockholder                            480,395
                                                     --------
Total Current Liabilities                             511,011
                                                     --------
STOCKHOLDERS' EQUITY
Preferred stock $.001 par value,
5,000,000 shares authorized,
none issued and outstanding                                 -
Common stock, $.001 par value,
50,000,000 shares authorized,
4,747,438 shares issued and outstanding                 4,747
Additional paid in capital                          1,550,179
Accumulated deficit                                  (502,494)
                                                    ---------
Total Stockholders' Equity                          1,052,432
                                                    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 1,563,443
                                                    =========

See accompanying notes to consolidated financial statements.


                            PATRIOT MOTORCYCLE CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                                                          For the Period
                                                                                              From
                                        For the Three   For the Three   For the Nine     October 25, 1999
                                        Months Ended    Months Ended    Months Ended      (Inception) To
                                        May 31, 2001    May 31, 2000    May 31, 2001       May 31, 2000

SALES                                 $       74,610   $      164,900   $    287,109     $       164,900
                                            --------          -------        -------             -------
COST OF SALES                                276,877          110,483        336,313             110,483
                                            --------          -------        -------             -------
GROSS PROFIT (LOSS)                         (202,267)          54,417        (49,204)             54,417
                                            --------          -------        -------             -------
EXPENSES
Employee compensation and taxes               16,450           50,376         28,493              90,079
Consulting expense                                 -                -              -              50,000
Depreciation                                   2,136            2,851          6,410               7,851
Auto expense                                   3,491           11,606         12,765              22,976
Legal and professional                        55,014                -         75,665                   -
Advertising                                   16,096                -         16,278                   -
Rent                                          14,730            9,922         27,960              13,076
Other general and administrative              20,071           16,218         33,249              37,097
                                            --------          -------        -------             -------
Total Expenses                               127,988           90,973        200,820             221,079
                                            --------          -------        -------             -------
Loss from operations                        (330,255)         (36,556)      (250,024)           (166,662)
                                            --------          -------        -------             -------
OTHER INCOME (EXPENSE)
Interest expense                                   -             (872)             -                (872)
Other income                                     350                -            630                   -
Interest income                                    -              106             92                 106
                                            --------          -------        -------             -------
Total Other Income (Expense)                     350             (766)           722                (766)
                                            --------          -------        -------             -------
NET LOSS                               $    (329,905)  $      (37,322)  $   (249,302)    $      (167,428)
                                            ========          =======        =======             =======
Net loss per common share -
basic and diluted                      $       (0.08)  $        (0.01)  $      (0.06)    $         (0.04)
                                            ========          =======        =======             =======
Weighted average number of
common shares outstanding -
basic and diluted                          4,081,243        4,000,000      4,027,379           4,000,000
                                           =========        =========      =========           =========

See accompanying notes to consolidated financial statements.


                            PATRIOT MOTORCYCLE CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                                      For the Period
                                                                           From
                                                    For the Nine     October 25, 1999
                                                    Months Ended      (Inception) To
                                                    May 31, 2001       May 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $  (249,302)     $    (167,428)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation                                              6,409              7,851
Stock issued for services                               (50,000)            50,000
Provision for doubtful accounts                             425                  -
Changes in operating assets and liabilities:
Increase in accounts receivable                            (925)           (15,900)
Increase in inventory                                   (75,820)          (257,415)
Decrease in other assets                                    316                  -
Decrease in cash overdraft                               (8,831)                 -
Increase in prepaid expenses                            (20,000)                 -
Increase in accounts payable                            (30,097)            70,307
                                                      ---------           --------
Net Cash Used In Operating Activities                  (427,825)          (312,585)
                                                      ---------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                       (4,025)           (64,363)
Proceeds from the sale of fixed assets                   17,500                  -
Notes receivable                                       (115,000)                 -
Advances related to merger                            1,000,000                  -
Certificate of deposit                                   10,000            (10,000)
Deposits                                                      -             (5,576)
Net Cash Provided By (Used In)                        ---------           --------
Investing Activities                                    908,475            (79,939)
                                                      ---------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock                                                  -             50,000
Repayment of loans                                     (280,638)           350,970
Net Cash Provided By (Used In)                        ---------           --------
Financing Activities                                   (280,638)           400,970
                                                      ---------           --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        200,012              8,446

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD             600                  -
                                                      ---------           --------
CASH AND CASH EQUIVALENTS - END OF PERIOD           $   200,612      $       8,446
                                                      =========           ========

See accompanying notes to consolidated financial statements.



NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the financial statements and footnotes for the year ended September 30, 2000 included in the Company's Form 8-K filed May 18, 2001.


NOTE 2  PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Patriot Manufacturing Corporation.
All significant inter-company transactions and balances have been eliminated in consolidation.


NOTE 3  INVENTORIES

Inventories at March 31, 2001 consist of the following:

Purchased parts              $  527,746
Motorcycles in progress          77,150
Completed motorcycles            68,000
                                -------
                                672,896
                                =======

NOTE 4  REVERSE MERGER

On May 21, 2001, Royal Financial Corporation ("Royal") entered into an agreement to exchange 40,000,000 or approximately 84% of its common stock in exchange for 50 shares or 100% of the common stock of Patriot Manufacturing Corporation after the rescission discussed in Note 5. As a result of the exchange agreement, the reorganization was treated as an acquisition by the acquirer and as a reverse merger by the acquiree for accounting purposes. Pursuant to the merger, all capital stock shares and amounts and per share data have been retroactively restated.


ACCORDINGLY, THE FINANCIAL STATEMENTS INCLUDE THE FOLLOWING:

(1) The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2) The statements of operations include the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

NOTE 5  STOCK RESCISSION

In January 2001, the Company signed a settlement agreement and general release (the "Agreement") with one of its stockholders whereby the stockholder will return his 50 shares of Patriot common stock in exchange for the Company to release the stockholder from any and all claims incurred over the term of the relationship.

NOTE 6  SALE OF SUBSIDIARIES

In conjunction with the reverse merger, the Company on May 31, 2001, sold all of its ownership in Royal Mortgage Corporation and Walden Woods of Sugarmill, Inc. to former directors of the Company for a note receivable of $500,000.

NOTE 7  SUBSEQUENT EVENT

(A) REVERSE STOCK SPLIT

During July 2001, the Board of Directors authorized a 10 for 1 reverse stock split. All capital stock shares and amounts and per share data have been retroactively restated to reflect the reverse stock split.

(B) CHANGE OF NAME

During July 2001, the Board of Directors approved the change in the Company's name from Royal Financial Corporation to Patriot Motorcycle Corporation to more accurately reflect the current operations of the Company.

(C) AMENDMENT TO ARTICLES OF INCORPORATION

During July 2001, the Board of Directors approved an amendment to the Articles of Incorporation to authorize the Company to issue 5,000,000 shares of preferred stock with a par value of ($0.001) per share. In addition, the Company designated 400,000 shares as series A convertible preferred stock with the following rights and preferences: 1) Each share of preferred stock shall have the right to one vote on matters subject to voting by the holders of common stock; 2) Each share of preferred stock will automatically convert to 10 shares of common stock upon the request of the holder, an initial public offering or an acquisition of the Company; 3) Each share of preferred stock will receive a cumulative non-compounded annual dividend of 10% per annum; 4) Preference upon liquidation of the Company.

(D) CONVERSION OF LOANS TO PREFERRED A STOCK

During June 2001, a stockholder converted $750,000 in stockholder loans into 326,007 shares of preferred A stock of the Company.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING "FORWARD LOOKING STATEMENTS". Statements contained in this quarterly report that are not based on historical fact, including without limitation statements containing the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar words, constitute "forward-looking statements". These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which we operate; technology changes; the competition we face; changes in our business strategy or development plans; our ability to attract and retain qualified personnel; existing governmental regulations and changes in, or our failure to comply with, governmental regulations; liability and other claims asserted against us; it's our ability or the ability of our third-party suppliers to take corrective action in a timely manner with respect to changing government regulations; and other factors referenced in our filings with the Securities and Exchange Commission.

GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. Other than as required by law, we disclaim any obligation to update information concerning the factors mentioned above or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

OVERVIEW

        In our third fiscal quarter, from March 1, 2001 to May 31, 2001, we have changed our business focus and have taken significant steps to implement our new business plan. We changed our business from distressed mortgage lending to the development and manufacture of motorcycles and motorcycle products. We entered into the Share Exchange Agreement dated May 21, 2001 with Patriot Manufacturing Corporation, a California corporation ("Patriot Manufacturing") based upon (1) our expectations of Patriot Manufacturing's ability to compete well in the motorcycle development, manufacturing and distribution business; (2) the increase in the demand for mid-priced motorcycles; and (3) Patriot Manufacturing's name and reputation in the industry generally.

        Pursuant to the terms of the Share Exchange Agreement, we issued 40,000,000 shares of our pre-reverse stock split common stock to BBDSM Corporation ("BBDSM Corporation"), the sole shareholder of Patriot Manufacturing, in exchange for 100% of the outstanding and issued shares of Patriot Manufacturing (the "Exchange"). We reported this change of control in our 8-K filed with the SEC on June 6, 2001.

        The resulting change in beneficial ownership is that BBDSM Corporation owns 84.26% of the issued and outstanding shares of our Common Stock and Michel Attias, our CEO, President, Secretary, Treasurer and Director, is the sole shareholder of BBDSM Corporation. Schedule 13Ds and Form 3s for each of BBDSM Corporation and Michel Attias were filed with the SEC on June 29, 2001.

        On May 31, 2001, we sold our two subsidiaries, Walden Woods of Sugarmill, Inc., a Florida corporation ("Walden"), and Royal Mortgage Corporation, a Nevada corporation ("RMC"). Both of these subsidiaries were engaged in the mortgage business that we were involved in prior to our acquisition of Patriot. We sold the subsidiaries to TEPI LLC, a group that consists of our former directors, for a note receivable of $500,000. We reported this disposition of assets in our 8-K filed with the SEC on June 15, 2001.

        We have also changed our name from Royal Financial Corporation ("RFC") to Patriot Motorcycle Corporation, effective July 16, 2001, to reflect our current business model.

        The comparative financial statements included in this quarterly report represent the activities and net assets of Patriot Manufacturing from its inception, and the net assets of RFC as of May 21, 2001, the date of the Stock Exchange Agreement between Patriot Manufacturing and RFC.

REVENUES. We generate revenues primarily through the sale of motorcycles to a network of dealers. Our revenues for the three-month periods ended May 31, 2001 and 2000 were $74,610 and $164,900, respectively, which represents a decrease of approximately 54.8%. The decrease in revenue from the three months ended May 31, 2000 is primarily attributable to focusing on the development of the blueprint of our new motorcycle model, and the creation of a new manufacturing protocol for the assembly of this model. We believe that growth in revenue will come from our focus on the manufacture and sale of recreational motorcycles.

COST OF SALES. Our costs of sale consist of bills of material and overhead. Costs are expensed in the period when goods are sold. Our total costs of sales for goods sold for the three months ended May 31, 2001, and 2000, equaled $276,877, and $110,483 respectively, reflecting an increase of approximately 150.6%. The increase is due to building inventory of raw materials for producing motorcycles, and preparing for mass production of our new model.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include salaries, employee benefits and expenses for our executive, finance, legal, and human resources personnel. Our general and administrative expenses were $127,988 for the three months ended May 31, 2001, compared with $90,973 for the three months ended May 31, 2000. This represents an increase of $37,015, or approximately 40.7%, for the three months ended May 31, 2001. This increase in general and administrative expense is attributable to implementing our restructuring plan, including the legal and transactional costs of complying with NASD and SEC reporting requirements, as well as an increase in advertising costs, as we begin to establish our new business. We expect general and administrative expenses to increase in the short-term, as we are continuing to transition into our new business model, but we expect that the general and administrative expenses will decrease in the long term as we complete our restructuring and begin to focus on the sale of Patriot Motorcycles.

Interest Expense. For the three months ended May 31, 2001, we had no interest expense, but for the three months ended May 31, 2000, we had interest expense of ($872). This decrease is due to the conversion to preferred stock of an officer loan previously made to our company.

LIQUIDITY AND CAPITAL RESOURCES.

As a result of the Stock Exchange Agreement that was consummated on May 21, 2001, the financial information in this report consists of the historical financial statements of Patriot Manufacturing Corporation through May 21, 2001, and from May 21, 2001 to May 31, 2001, the consolidated statements of operations for Patriot Motorcycle Corporation and Patriot Manufacturing Corporation. As of May 31, 2001, cash reserves totaled $200,612, and current assets totaled $1,513,664.

Our current liabilities as of May 31, 2001 were $511,011, of which $30,616 is attributable to accounts payable and accrued expenses and $480,395 is attributable to a loan payable to Michel Attias, one of our stockholders, which was subsequently converted to 326,007 shares of our Series A Convertible Preferred Stock. We had no long-term liabilities recorded for the quarter.

As of May 31, 2001, our principal commitments consisted of our lease of the premises located in Corona, California. We have no future minimum principal payments on notes payable. Operating lease payments due through the end of fiscal years 2001 and 2002 were $19,000 and $45,600, respectively.

Net cash used to fund our operating activities for the nine months ended May 31, 2001 was ($427,825), compared to ($312,585) in funds utilized by operating activities for the period from October 25, 1999 to May 31, 2000, representing a increase of approximately 36.9%. Net cash used for operating activities consisted primarily of cash infusion by Michel Attias, our largest shareholder and our CEO, President, Secretary, Treasurer and Director.

Net cash used in our financing activities was ($280,638) for the nine months ended May 31, 2001, an increase of ($681,608) compared to the $400,970 provided from financing activities for the period from October 25, 1999 to May 31, 2000.

Our net loss for the three months ended May 31, 2001 totaled ($329,905), or ($0.08) per share, compared to ($37,322), or ($0.01) per share, for the three months ended May 31, 2000. The net loss for May 31, 2001 is primarily attributable to increases in costs for legal and professional services, and the costs associated with the design and development of a new motorcycle model for production.

MANAGEMENT PLAN.

We plan to focus on the production and distribution of our custom motorcycle line and accessories, in addition to establishing and developing recognition
of our Patriot brand name.   We currently build high quality custom
motorcycles in the mid-range market of $21,000 to $32,000. We solely utilize Harley DavidsonTM engines and transmissions in our motorcycles, along with more than approximately 150 of their other parts.

We also plan to develop accessory merchandise to accompany our line of motorcycles, including artwork, books, patches, stickers, jewelry, t-shirts, jackets, helmets, and toys. Our management believes that this merchandise line could produce significant revenue for us in the future, in addition to increasing the recognition of our brand name.

As part of our efforts to establish brand name recognition, we are involved in events that promote our brand name through community-safety courses, charitable benefits, "Patriot clubs," and racing championships.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

(1) CREATION OF SERIES A CONVERTIBLE PREFERRED STOCK. On July 9, 2001, the Board of Directors of the Company created a new class of preferred stock, Series A Convertible Preferred Stock, which has the rights and attributes as set forth in the Statement of Attributes attached to the Certificate of Amendment to the Articles of Incorporation that is attached as Exhibit 3.13 to this filing.

(2) CHANGE IN AUTHORIZED STOCK. The Board of Directors approved the total authorized number of shares of preferred stock to be 5,000,0000, of which 400,000 is Series A Convertible Preferred Stock, and the total authorized number of shares of common stock to be 50,000,000.

(3) REVERSE STOCK SPLIT. On July 9, 2001, the Board of Directors of the Company approved a reverse stock split of 1:10, whereas each shareholder owning 10 shares of the Company's common stock prior to the reverse stock split now owns one share of the Company's common stock. The Board of Directors subsequently approved the total number of authorized shares of common stock to be 50,000,000. The Certificate of Amendment was filed with the State of Nevada on July 10, 2001. We notified the NASD of our reverse stock split on July 12, 2001, and the NASD deemed trading under the new capitalization to be effective on July 16, 2001, under the new trading symbol "PMCY."


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 9, 2001, the majority shareholders, through a written consent attached to this filing as Exhibit 99.04, authorized the following actions:

(1) to amend the Articles of Incorporation to change our name from Royal Financial Corporation to Patriot Motorcycle Corporation;

(2) to effect a reverse stock split of our Common Stock, whereby for every 10 shares of Common Stock that are owned by a shareholder, that shareholder will own 1 share of Common Stock thereafter;

(3) to amend the Articles of Incorporation to create a new class of Preferred Stock, with an authorized number of 5,000,000 shares of Preferred Stock at par value of $.001;

(4) to amend the Articles of Incorporation to create a new series of Preferred Stock, 400,000 shares of Series A Convertible Preferred Stock having the attributes set forth in the Statement of Attributes attached to the written consent as Appendix A; and

(5) to amend the Articles of Incorporation to increase the authorized shares of Common Stock after the reverse stock split back to 50,000,000 shares of Common Stock at $.001 par value.

On July 9, 2001, our Board of Directors, through a unanimous written consent, attached to this filing as Exhibit 99.03, also approved the actions described in the Written Consent of the Majority Shareholders, and authorized the following additional actions:

(1) to apply for a new trading symbol (PMCY) from the National Association of Securities Dealers and a new CUSIP number (70337D108) from Standard & Poors; and

(2) to convert, satisfy and fully discharge a loan amount of $750,000 owed to Michel Attias, our President, CEO, Director, Secretary and Treasurer, into 326,007 shares of Series A Convertible Preferred Stock.


ITEM 5.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT
NUMBER   DESCRIPTION

3.13     Certificate of Amendment, filed with the State of Nevada on July 10,
         2001

99.03    Written Consent of the Board of Directors, dated July 9, 2001

99.04    Written Consent of the Majority Shareholders, dated July 9, 2001


REPORTS ON FORM 8-K.

Form 8-K, filed June 6, 2001.

Form 8-K, filed June 15, 2001.

Form 8-K, filed June 26, 2001.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIOT MOTORCYCLE CORPORATION:


Date:  July 23, 2001



__/s/______________________
Michel Attias
CEO, President, Director, Secretary & Treasurer


__/s/______________________
Michel Attias
Principal Financial Officer