Form 10KSB
period 2001-09-30
PATRIOT MOTORCYCLE CORP
filed 2002-03-07
CIK 1073949

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                        TO THE 1934 ACT REPORTING REQUIREMENTS

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, DC 20549

                                     FORM 10-KSB

                                     (Mark One)

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended SEPTEMBER 30, 2001


           [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to _______________.

                             Commission file number 333-75791

                              PATRIOT MOTORCYCLE CORPORATION
                    (Name of registrant as specified in its charter)

                         Nevada                     13-3961109
            (State of other jurisdiction of      (I.R.S. Employer
            incorporation or organization)    Identification Number)

            245 Citation Circle, Corona, California         92880
            (Address of principal executive offices)     (Zip Code)

                Issuer's telephone number       (909) 735-2682

          Securities registered pursuant to Section 12(b) of the Act:  None

             Securities registered pursuant to Section 12(g) of the Act:

                            Common Stock, par value $.001
                            Preferred Stock, par value $.001



Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer recognized a gross loss of ($328,991) for its fiscal year ended September 30, 2001.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of February 19, 2002 was approximately $2,233,563.

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2001 was:


            Title               Shares Outstanding as of September 30, 2001
-----------------------------   -------------------------------------------
Common Stock, par value $.001                   4,743,425
-----------------------------   -------------------------------------------

                        PATRIOT MOTORCYCLE CORPORATION
                                FORM 10-KSB
                    FOR THE YEAR ENDED SEPTEMBER 30, 2001

Table of Contents

                                                                            Page

PART I.                                                                       4

ITEM  1.    DESCRIPTION OF BUSINESS                                           4
ITEM  2.    DESCRIPTION OF PROPERTY                                           7
ITEM  3.    LEGAL PROCEEDINGS                                                 7
ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               7

PART II.                                                                      8

ITEM  5:    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.         8
ITEM  6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         9
ITEM  7.    FINANCIAL STATEMENTS                                             10
ITEM  8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE                                         10

PART III.                                                                    11

ITEM  9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                11

ITEM 10.    EXECUTIVE COMPENSATION                                           12
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   13
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   14
ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K                                 14

PART I

CAUTIONARY STATEMENT REGARDING "FORWARD LOOKING STATEMENTS"

Statements contained in this filing that are not based on historical fact, including without limitation statements containing the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," and similar words, constitute "forward-looking statements." These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which Patriot Motorcycle Corporation ("we", or "Patriot") operates; the competition we face; changes in our business strategy or development plans; existing governmental regulations and changes in, or our failure to comply with, governmental regulations; liability and other claims asserted against us; our ability or the ability of our third-party suppliers to take corrective action in a timely manner with respect to changing government regulations; and other factors referenced in our filings with the Securities and Exchange Commission.

GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. Other than as required by law, we disclaim any obligation to update information concerning the factors mentioned above or to publicly announce the result of any revisions to any of the forward-looking statements contained in this filing to reflect future results, events or developments.

ITEM 1:  DESCRIPTION OF BUSINESS

Business Development

        On May 21, 2001, Royal Financial Corporation, Inc. entered into a Share Exchange Agreement (the "Exchange Agreement") with Patriot Manufacturing Corporation, a California corporation, whereby Royal issued 40,000,000 shares of its common stock to B.B.D.S.M. Corporation, the sole shareholder of Patriot, in exchange for 100% of the issued and outstanding shares of Patriot (the "Exchange"). As a result of the acquisition of Patriot, by virtue of the Exchange Agreement, BBDSM Corporation owned 84.26% of Royal, and Patriot became Royal's wholly-owned subsidiary. This constituted a change in control and was part of our modified business plan to change our focus from distressed mortgage lending to the development, manufacture and sale of motorcycles and motorcycle products.

        The terms and conditions of the Exchange Agreement also resulted in the resignation of the directors and officers of Royal prior to the Exchange, and the appointment of new directors and officers after the Exchange. A copy of the Exchange Agreement was filed as an exhibit to our Form 8-K filed with the U.S. Securities and Exchange Commission (the "SEC") on June 5, 2001.

        On the same day that the Exchange took effect, Royal divested two subsidiary corporations that were unrelated to our new business plan relating to the development, manufacture and sale of motorcycles and motorcycle products. The two subsidiaries we sold were Walden Woods of Sugarmill, Inc., a Florida corporation ("Walden"), and Royal Mortgage Corporation, a Nevada corporation ("RMC"). Both of these subsidiaries were engaged in the mortgage business that we were involved in prior to our acquisition of Patriot.

        RMC had no material assets or liabilities, but Walden owned a parcel of real estate in Charlotte County, Florida (the "Property"), which we had been marketing for sale over the last several months. On May 29, 2001, we received a tentative offer to purchase the Property from an unaffiliated party for a purchase price of $561,000. Because the closing of this purchase and sale was not anticipated to occur until sometime in the late summer of 2001, and we wanted to remove these subsidiaries from our corporate structure, we decided to sell these two subsidiaries to TEPI, LLC, a Nevada limited liability company owned by Mark J. Teinert and Michael J. Pilgrim, our former directors, for the sum of $500,000. The purchase price was paid to us through the delivery of a promissory note in that amount with 8% interest per annum, secured by a first lien and mortgage upon the Property, and was arrived at based upon the net purchase price which we would expect to have received if we sold the Property to the third-party buyer directly, after deducting brokerage commissions and other direct costs of the sale. A copy of the Stock Sales Agreement, the Promissory Note, the Mortgage and other documents pertaining to this transaction were included as exhibits to our Form 8-K filed on June 15, 2001. The Promissory Note was paid on full on November 22, 2001.

        Following the completion of the transactions as discussed above, we amended and restated our Articles of Incorporation to change our name to Patriot Motorcycle Corporation and to designate 400,000 shares of our preferred stock as Series A Convertible Preferred Stock (the "Series A Stock"). Each share of Series A Stock has the following rights and attributes: 1) one vote per share of Series A Stock on matters subject to voting by the holders of common stock; 2) automatic conversion of each share of Series A Stock to 10 shares of common stock upon the request of the holder, an initial public offering or an acquisition of the Company; and 3) receipt of a cumulative non-compounded annual dividend of 10% per annum.

        We also authorized a reverse stock split that resulted in each shareholder owning ten shares of common stock of Royal receiving one share of common stock of Patriot. Our Amended and Restated Articles were filed as an exhibit to our Form 10-QSB on July 23, 2001.

Business of issuer

        Patriot was formed in October 25, 1999 as a California corporation, and through the acquisition of Patriot by Royal, became a reporting company in May 2001 (See: Business Development). We are an integrated motorcycle manufacturer that specializes in using unique design and manufacturing processes for the large displacement and heavy weight line of Rigid and Rubber Mount motorcycles. The configuration of each of our product models is the result of extensive product development by top industry design talents. These designs and styles have been transferred into a production model using a disciplined manufacturing technique commonly referred to in the industry as a "cell manufacturing process protocol."

        We currently offer a diverse range of motorcycle designs and styles. They include the 2002 Rigid-Fury and Rubber Mounted Phantom, Stalker and Predator, Softail, Big Easy, Babylon, and the MENACE Chopper Rigid and Softail.

        Our assembly group develops a quality assurance environment and then continually maintains it in every individual primary and sub-station procedure. Our current 6,000 square foot production facility contains nine lead stations and six sub-station zones. With a single integrated production line setup, the facility is scaleable to a manufacturing level of up to 750 units over the next twelve months. With careful planning, design and engineering, we are able to utilize many of our own components. These include the design and manufacture of special bearing cups machined in-house to accommodate the oversized front-end pin, as well as other notable features, such as outlining our billet fork clamps with internal stops and brake ports, billet pullback risers, stainless steel wheel axles, stretched tanks, and custom oil bags. In addition to these technical features, we design all of our motorcycles to be products based on performance, quality, and price. Patriot motorcycles focus on power to weight ratios, ride and handling refinements, capacity for future custom configuration and general aesthetics. In addition, we brings a unique service to our customers by allowing them to specifically design the end product, including the customization of colors and finish. All of our motorcycles are backed by a four-year limited warranty and an extended, transferable warranty that may be purchased separately for three additional years.

        Our motorcycles target the mid-priced buyer, who, depending on the engine, build and further customization of the motorcycle, will spend between $25,000 to $30,000 per motorcycle,. We sell our motorcycles through an established network of national dealers. In the motorcycle development and manufacturing industry, companies operate on one of three levels of production. The first tier consists of manufacturers that provide no individual customization. The second tier consists of "hybrid" companies that manufacture distinct designs and customize on an individual order basis as well. The third tier consists of companies that build exclusively custom
products.   We compete in the second tier, or "hybrid" level.  We are able to offer an extensive lineup of models built using one general platform. This enables us to produce motorcycles at a lower margin of cost, and all of our products have common placement of parts for serviceability and upgrades. Furthermore, if a consumer purchases a motorcycle from a manufacturer, he/she is forced to spend additional funds for certain optional upgrades and customization. These customized upgrades are standard features on our products. We also employ a strict auto manufacturing protocol for customer service that is applicable to all of our products and rare in our market. The protocol consists of one year roadside assistance, personal customer care
follow-up contact and product warranty.    We use multiple suppliers for our
materials, and depending on the material, be it electronic components or the drive-train, the lead times differ. We coordinate the lead times in advance to ensure that all necessary materials to produce our products are available to ensure timely delivery to the dealer.

        The Company recognized 80% of its revenue for the year ended September 20, 2001 from one customer. Fully cognizant of the business risks inherent in depending upon one customer, our management has planned and is implementing new marketing and development approaches to widen sources of distribution. Our marketing plan focuses on dealers and the retail market, through comprehensive print advertising and brochures. We have expanded our marketing to include all of our products and have focused on branding the Patriot Motorcycle name so that consumers will equate it with quality, custom and affordable motorcycles. Our products comply with the current National Highway Safety Standards. We currently employ two full-time employees and no part-time employees, but as our new marketing plan takes effect, we anticipate that we will hire additional sales and product development personnel.

        We are currently undergoing environmental testing procedures so that our products will comply with the California emissions testing, braking certification and noise pollution standards. Once we receive this certification, we will be able to sell our products in California, which represents a large market of motorcycle buyers.

        We spent $146,029 in our fiscal year ended September 30, 2001 on research and design expense, which comprised approximately 20% of our total operating expenses for the same period. Our management estimates that we will spend a similar amount on research and design in fiscal year 2002, but it will be for existing product development, rather than the creation of new products.

Reports to Security Holders

        We are required to file annual and quarterly reports with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically. All of our past filings can be accessed at www.sec.gov.

ITEM 2:  DESCRIPTION OF PROPERTY

        As of the date of this filing, our principal executive office is located at 245 Citation Circle, Corona, California, 92880. The term of the lease will expire on February 14, 2003. We leased this 4750 square foot facility for approximately $3,300 per month until May 2001, at which time we entered into another agreement with our landlord to lease an additional 1300 square feet for an additional $500 per month. A copy of our original lease is filed as Exhibit 10.8 to this report.

ITEM 3: LEGAL PROCEEDINGS

        As of the date of this report, we are not involved in any litigation, arbitration or other proceedings relating to claims which are material to our results of operations, nor, as to our knowledge, are any such litigation, arbitration or other proceedings pending or threatened.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

        Our common stock began trading on the Over-the-Counter Electronic Bulletin Board under the symbol "ROYF" in May 1998. On July 16, 2001, following the acquisition of Patriot by Royal and our name change, we changed our trading symbol to "PMCY." The following table sets forth, for the periods indicated, quotations for the high and low bid prices for our common stock for the calendar year ended in September 30, 2001. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

--------------------------------------     -----   -----
                BID                         High    Low
--------------------------------------     -----   -----
1st Quarter, ending December 31, 2000      $2.18   $0.63
2nd Quarter, ending March 31, 2001         $3.44   $0.75
3rd Quarter, ending June 30, 2001          $4.90   $1.88
4th Quarter, ending September 30, 2001     $4.25   $0.25
--------------------------------------     -----   -----

        On February 20, 2002, we were de-listed from the Over-The-Counter Electronic Bulletin Board by the National Association of Securities Dealers (the "NASD") because we failed to comply with NASD Rule 6530, under which we are required to make, and be current with, periodic filings with the SEC (pursuant to Sections 13 and 15(b) of the Securities Exchange Act of 1934).
Our management anticipates that we will be eligible for listing again once this report is filed and an application with all supporting documents is filed by our principal market maker with the NASD.

Holders

        As of the date of this report, there are 32 holders of our issued and outstanding common stock, and one holder of our issued and outstanding Series A Stock.

        Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

        We have issued securities that are exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") pursuant to Regulation D of the General Rules and Regulations adopted by the SEC.

        In July 2001, Michel Attias converted a promissory note in the principal amount of $496,954 into 216,067 shares of our Series A Stock.

        On December 31, 2001, we filed a registration statement on Form S-8 in which we registered for sale with the SEC a total of 150,000 shares of common stock for the parties named below. Each of the agreements referenced below were filed as Exhibits with the S-8.

        --------------------------------     ------------      ---------------------------
                                             Shares of
        Name                                 Common Stock      Agreement
        --------------------------------     ------------      ---------------------------
(1)     Patrick Michellis                      110,000         Business Advisory Agreement
(2)     Jonathan Fink                           10,000         Business Advisory Agreement
(3)     Feldhake, August & Roquemore LLP        30,000         Letter Agreement
        --------------------------------     ------------      ---------------------------

In each of the transactions referenced above, we believe (and have received investor representations to the effect that) the purchaser:

- was aware that the securities (at the time received) had not been and may never be registered under federal or state securities laws;

- acquired the securities for his/her/its own account for investment purposes only, and not with a view toward reselling, transferring or distributing such securities except in accordance with applicable law;

- understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition; and

- was aware that the certificate representing the securities would bear a legend restricting its transfer. We believe that, in light of the above, the sale of our securities to the respective acquirers did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under Sections 3(b) and 4(2) of the Securities Act, and the rules and regulations promulgated thereunder.

        Currently, we have 50,000,000 shares of common stock authorized and 5,000,000 shares of preferred stock authorized, of which 400,000 shares are designated as Series A Stock. Of this amount, 4,743,425 shares of common stock are issued and outstanding, and 216,067 shares of Series A Stock is issued and outstanding. The Company has 134,000 options issued and outstanding that entitle the holders to purchase shares of our common stock for a range of exercise prices between $2.00 and $42.50 per share. The options expire between April 2002 and December 2004. The list of our option holders and applicable terms was filed as an Exhibit to our Form 8-K dated June 5, 2001, which is incorporated by reference into this Form 10-KSB.

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

        We anticipate that we will have to raise additional funds in the next twelve months to meet the goals of our business plan and satisfy our cash requirements. We are currently in the process of reviewing and discussing strategies to raise capital. In March 2001 (as amended in May 2001), we entered into a consulting agreement with Corporate Resource Group, Inc. to assist us with this process, and in exchange for providing financial advisory services, Corporate Resource Group, Inc. receives a monthly fee of $3,500. Our plan in the forthcoming twelve months is to commence an offering and use the capital to implement our new marketing plan and product development.

Results of Operations

        For the purposes of the following analysis, all references to the period ended September 30, 2000 shall refer to the period from October 25, 1999 (the inception of Patriot) through September 30, 2000, and all references to the period ended September 30, 2001 shall refer to the period consisting of the
fiscal year ended September 30, 2001.   We experienced a gross loss for the
period ended September 30, 2001 of ($328,991), compared to our gross profit of $70,962 for the period ended September 30, 2000. This decrease resulted from an increase in our cost of sales and our operating expenses. This is attributable to costs we incurred in developing new product lines.

        Our cost of sales increased by $562,109, or approximately 406%, from $138,249 for the period ended September 30, 2000 to $700,358 for the period ended September 30, 2001. Similarly, our operating expenses increased by $394,424, or approximately 137%, from $287,431 for the period ended September 30, 2000 to $681,855 for the period ended September 30, 2001. As a result, our net loss jumped from ($253,192) or ($0.06) per share for the period ended September 30, 2000 to ($1,164,918) or ($0.27) per share, which is approximately a 360% increase. This is primarily due to the fact that we acquired Patriot in May 2001 and have been adjusting to developing our new business plan and absorbing the additional expenses of compliance with public company reporting requirements.

Factors Affecting Future Operations.

        Our operating results may fluctuate substantially in the future as a result of a variety of factors, including our ability to raise additional funding and meet our cash obligations. As a result of this and other factors, our operating results may vary substantially in the future, and there can be no assurance that we will be able to generate profitability.

ITEM 7:  FINANCIAL STATEMENTS



                        PATRIOT MOTORCYCLE CORPORATION
                               AND SUBSIDIARY
                       CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 2001


                        PATRIOT MOTORCYCLE CORPORATION
                                AND SUBSIDIARY

CONTENTS
                                                                  PAGE

INDEPENDENT AUDITORS' REPORT                                       F-1

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2001                F-2

STATEMENTS OF OPERATIONS FOR THE YEAR ENDED SEPTEMBER 30, 2001     F-3
(CONSOLIDATED) AND THE PERIOD FROM OCTOBER 25, 1999 (INCEPTION)
TO SEPTEMBER 30, 2000

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD        F-4
FROM OCTOBER 25, 1999 (INCEPTION) TO SEPTEMBER 30, 2001

STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED SEPTEMBER 30, 2001     F-5
(CONSOLIDATED) AND THE PERIOD FROM OCTOBER 25, 1999 (INCEPTION)
TO SEPTEMBER 30, 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         F-6 - F-14

                        INDEPENDENT AUDITORS' REPORT

                        To the Board of Directors of:
                       Patriot Motorcycle Corporation

We have audited the accompanying consolidated balance sheet of Patriot Motorcycle Corporation and Subsidiary as of September 30, 2001 and the related statements of operations, changes in stockholders' equity and cash flows for the year ended September 30, 2001 (consolidated) and for the period from October 25, 1999 (inception) to September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Patriot Motorcycle Corporation and Subsidiary as of September 30, 2001 and the results of their operations and their cash flows for the year ended September 30, 2001 and for the period from October 25, 1999 (inception) to September 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company had a net loss from current operations of $1,164,918 and a negative cash flow from operations of $1,081,218. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ WEINBERG & COMPANY, P.A.

    Los Angeles, California
    February 19, 2002

                PATRIOT MOTORCYCLE CORPORATION AND SUBSIDIARY
                         CONSOLDIATED BALANCE SHEET
                             SEPTEMBER 30, 2001

ASSETS

Current assets
Cash                                                           $         35
Inventory - current portion                                         491,196
Other current assets                                                  8,722
                                                                  ---------
Total Current Assets                                                499,953
                                                                  ---------
PROPERTY & EQUIPMENT - NET                                           44,077
                                                                  ---------
OTHER ASSETS
Inventory - non-current portion                                     303,344
Deposits                                                              2,500
Note receivable, net - stockholder                                   64,553
                                                                  ---------
Total Other Assets                                                  370,397
                                                                  ---------
TOTAL ASSETS                                                   $    914,427
                                                                  =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Cash overdraft                                                 $      6,650
Accounts payable and accrued expenses                               235,381
Accrued payroll and payroll taxes                                    38,626
                                                                  ---------
Total Current Liabilities                                           280,657
                                                                  ---------
STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized,
Series A - convertible - $2.30 stated value 400,000 shares
authorized, 216,067 shares issued and outstanding                       216

Common stock, $.001 par value, 50,000,000 shares authorized,
4,743,425 shares issued and outstanding                               4,743
Additional paid-in capital                                        2,046,921
Accumulated deficit                                              (1,418,110)
                                                                  ---------
Total Stockholders' Equity                                          633,770
                                                                  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $    914,427
                                                                  =========

                   PATRIOT MOTORCYCLE CORPORATION AND SUBSIDIARY
                              STATEMENT OF OPERATIONS


                                                                                 For The Period
                                                          For The Year Ended     From October 25,
                                                          September 30, 2001     1999 (Inception)
                                                            (Consolidated)       To September 30,
                                                                                 2000
                                                          ------------------     ----------------
SALES - NET                                               $       371,367        $    209,211
                                                          ------------------     ----------------
COST OF SALES                                                     700,358             138,249
                                                          ------------------     ----------------
GROSS PROFIT (LOSS)                                              (328,991)             70,962
                                                          ------------------     ----------------
OPERATING EXPENSES
Consulting expense                                                289,559              50,000
Research and design expense                                       146,029                   -
Bad debt expense                                                      425                   -
Employee compensation and taxes                                    74,606             118,673
Rent                                                               48,116              26,336
Other general and administrative                                   40,146              17,883
Promotional expenses                                               32,244              18,438
Auto                                                               17,762              28,385
Utilities                                                          14,143               8,367
Travel and entertainment                                           10,024               8,881
Depreciation                                                        8,801              10,468
                                                          ------------------     ----------------
Total Operating Expenses                                          681,855             287,431
                                                          ------------------     ----------------
LOSS FROM OPERATIONS                                           (1,010,846)           (216,469)
                                                          ------------------     ----------------
OTHER INCOME (EXPENSE)
Impairment of note receivable                                    (118,844)                  -
Interest expense                                                  (43,000)            (23,969)
Interest income                                                     7,772                 292
Asset impairment loss                                                   -             (13,046)
                                                          ------------------     ----------------
Total Other (Expense)                                            (154,072)            (36,723)
                                                          ------------------     ----------------
NET LOSS                                                  $    (1,164,918)       $   (253,192)
                                                          ==================     ================
LOSS PER SHARE
Net loss                                                       (1,164,918)           (253,192)
Preferred stock dividends                                          11,164                   -
                                                          ------------------     ----------------
Net loss available to common shareholders                 $    (1,176,082)        $  (253,192)
                                                          ==================     ================
Net loss per common share - basic and diluted             $         (0.27)        $     (0.06)
                                                          ==================     ================
Weighted average number of common shares outstanding -
basic and diluted                                               4,268,855           4,000,000
                                                          ==================     ================

                        PATRIOT MOTORCYCLE CORPORATION AND EQUITY
        FOR THE PERIOD FROM OCTOBER 25, 1999 (INCEPTION) TO SEPTEMBER 30, 2000
                         AND THE YEAR ENDED SEPTEMBER 30, 2001
                                    (CONSOLIDATED)

                                                                                       Additional
                                     Preferred Stock              Common Stock           Paid-In      Accumulated         Total
                                 Shares      Amount         Shares       Amount          Capital          Deficit
                              ---------      --------      ---------     ---------    -----------     ------------    -----------

Stock issued for cash                 -     $       -      4,000,000    $    4,000   $     46,000    $           -   $     50,000

Stock issued for services             -             -      4,000,000         4,000         46,000                -         50,000

Net loss for the period
ended September 30, 2000              -             -              -             -             -          (253,192)      (253,192)
                              ---------      --------      ---------     ---------    -----------     ------------    -----------
Balance September 30, 2000            -             -      8,000,000         8,000         92,000         (253,192)      (153,192)

Shares redeemed in
connection with litigation
settlement                            -             -     (4,000,000)       (4,000)       (46,000)               -        (50,000)

Recapitalization                      -             -        743,425           743      1,504,183                -      1,504,926

Issuance of preferred
stock for note payable
- related party                 216,067           216              -             -        496,738                -        496,954

Net loss for the period
ended September 30, 2001              -             -              -             -              -       (1,164,918)    (1,164,918)
                              ---------      --------      ---------     ---------    -----------     ------------    -----------
BALANCE,
SEPTEMBER 30, 2001              216,067     $     216      4,743,425    $    4,743   $  2,046,921    $  (1,418,110) $     633,770
                              =========      ========      =========     =========    ===========     ============    ===========

                        PATRIOT MOTORCYCLE CORPORATION AND SUBSIDIARY
                                  STATEMENT OF CASH FLOWS
                                  AS OF SEPTEMBER 30, 2001


                                                                                 For The Period
                                                          For The Year Ended     From October 25,
                                                          September 30, 2001     1999 (Inception)
                                                            (Consolidated)       To September 30,
                                                                                 2000
                                                          ------------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                  $       (1,164,918)    $       (253,192)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation                                                           8,801               10,468
Stock issued for services                                                  -               50,000
Provision for doubtful accounts                                          425                    -
Impairment of note receivable                                        115,000                    -
Settlement of lawsuit                                                (50,000)                   -
Asset impairment loss                                                      -               13,046
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable                                                     (425)                   -
Inventory                                                           (197,464)            (597,076)
Other current assets                                                  (3,750)                 (46)
Increase (decrease) in:
Accounts payable                                                     197,571               60,713
Accrued payroll and payroll taxes                                     15,723                    -
Cash overdraft                                                        (2,181)               8,831
                                                          ------------------     ----------------
Net Cash Used In Operating Activities                             (1,081,218)            (707,256)
                                                          ------------------     ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                    (3,215)             (90,677)
Deposits                                                                   -               (2,500)
(Purchase) redemption of certificate of deposit                       10,000              (10,000)
Proceeds from the sale of fixed assets                                17,500                    -
Proceeds from note receivable                                        500,000                    -
Payments on notes receivable - officer                               (64,553)                   -
Advances from subsidiary prior to merger                           1,000,000                    -
Note receivable advances to affiliate                               (115,000)                   -
                                                          ------------------     ----------------
Net Cash Provided By (Used In) Investing Activities                1,344,732             (103,177)
                                                          ------------------     ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - stockholder                                   -              767,648
Repayments of loan payable - stockholder                            (264,079)              (6,615)
Proceeds from sale of common stock                                         -               50,000
                                                          ------------------     ----------------
Net Cash Provided By (Used In) Financing Activities                 (264,079)             811,033
                                                          ------------------     ----------------
NET INCREASE (DECREASE) IN CASH                                         (565)                 600

Cash - beginning of PERIOD                                               600                    -
                                                          ------------------     ----------------
Cash - end of PERIOD                                      $               35     $            600
                                                          ==================     ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest                  $                -     $          3,308
                                                          ==================     ================

The Company's stockholder exchanged a note payable of $496,954 for 216,067 shares of preferred
Series A stock.


                        PATRIOT MOTORCYCLE CORPORATION AND SUBSIDIARY
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    SEPTEMBER 30, 2001


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Patriot Manufacturing Corporation ("Patriot") was formed on October 25, 1999 in the state of California. For the purpose of designing and manufacturing custom motorcycles.

Under a share exchange agreement (the "Agreement") consummated on May 21, 2001, Royal Financial Corporation ("Royal"), a reporting public company with no operations at that time, acquired 100% of the issued and outstanding common stock of Patriot in exchange for 40,000,000 (pre-reverse split) shares of common stock of Royal. As a result of the exchange, the Company became a wholly owned subsidiary of Royal and the stockholders of Patriot became stockholders of approximately 84% of Royal. Generally accepted accounting principles require that the Company whose shareholders retain a majority interest in a business combination be treated as the acquirer for accounting purposes. As a result, the exchange was treated as an acquisition of Royal by Patriot, and a recapitalization of Patriot. During 2001, the Company changed its name from Royal Financial Corporation to Patriot Motorcycle Corporation (the "Company").

Accordingly, the financial statements include the following:

(1) The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2) The statement of operations include the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

(B) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Patriot Motorcycle Corporation and its wholly owned subsidiary Patriot Manufacturing Corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(E) Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value, and consists of purchased parts, motorcycles-in-process and completed motorcycles. Inventory, which is not expected to be sold in one year, is classified as long term.

(F) Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of the Company's note receivable, accounts payable and accrued liabilities, approximates fair value due to the relatively short period to maturity for these instruments.

(G) Property and Equipment

Property and equipment are stated at cost and depreciated, using accelerated methods over the estimated economic useful lives of 5 to 7 years. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

(H) Revenue Recognition

The Company recognizes revenue from the sale of motorcycles to customers when the motorcycle is delivered and collection is reasonably assured.

(I) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(J) Impairment of Long-Lived Assets

The Company has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicated that the carrying amount of such assets may not be fully recoverable.

The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

(K) Earnings (Loss) Per Share

Net loss per common share for the period ended September 30, 2000 and for the year ended September 30, 2001 is required to be computed based on the weighted average common stock and dilutive common stock equivalents outstanding during the year as defined by Statement of Financial Accounting Standards, No. 128; "Earnings Per Share". For 2000, under Generally Accepted Accounting Principles, the shares outstanding for the period from October 25, 1999 through the recapitalization date of May 21, 2001 (See Note1), are deemed to be that amount issued to the stockholders of Patriot on the recapitalization date. For the period from the recapitalization date through September 30, 2001, the shares used in the weighted average computation are the actual shares outstanding for that period. For 2001, the effect of common stock equivalents was not utilized since the effect was anti-dilutive.

(L) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(M) New Accounting Pronouncements

Statement No. 142, "Goodwill and Other Intangible Assets" supercedes APB Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

Statement No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

NOTE 2  INVENTORY

Inventory at September 30, 2001 consisted of the following:

Purchased parts         $    279,072
Motorcycles in process       144,942
Completed motorcycles        370,526
                             -------
                        $    794,540
                             =======

The Company's parts inventory consists of a wide variety of products used in production of new motorcycles and customization of existing motorcycles. All inventory not expected to be sold within one year is classified as non-current. As of September 30, 2001, the non-current amount included in inventory was $303,344. The Company is currently using three completed motorcycles as collateral for trade payables of approximately $32,850. The completed motorcycles have a book value of $46,250.

NOTE 3  PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of September 30, 2001:

Equipment                       $    20,200
Furniture and fixtures                1,600
Automobile                           27,500
Leasehold improvements                9,302
                                    -------
                                     58,602
Less: Accumulated depreciation       14,525
                                    -------
Property and equipment - net    $    44,077
                                    =======

Depreciation expense was $8,801 and $10,468 at September 30, 2001 and 2000, respectively.

NOTE 4  NOTE RECEIVABLE

(A) Sale of Subsidiary

During 2001, the Company sold its 10% interest in Walden Woods of Sugar Mill, Inc. and Royal Mortgage Corporation for a note receivable of $500,000. The companies were sold at book value and no gain or loss was recorded on the transaction. The Company collected the entire receivable in 2001.

(B) Note Receivable - Affiliate

During 2001, the Company entered into a note receivable agreement with an engine manufacturer. The note receivable is as follows:

Note receivable, plus accrued interest at 10%,
due August 31, 2001.  Currently in default.      $       118,844
                                                        --------
                                                         118,844
Provision for loan losses                                118,844
                                                        --------
                                                               -
                                                        ========

NOTE 5  EQUITY

(A) Stock Redemption

In January 2001, the Company signed a settlement agreement and general release (the"Agreement") with one of its stockholders whereby the stockholder returned his 4,000,000 shares of Patriot common stock in exchange for the Company to release the stockholder from any and all claims incurred over the term of the relationship.

(B) Reverse Stock Split

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

(D) Conversion of Note Payable to Series A Preferred Stock

During July 2001, a stockholder converted $496,954 in stockholder note payable into 216,067 shares of Series A convertible preferred stock of the Company.

(E) Stock Options Granted Under Employment Agreements

Under the share agreement discussed in Note 1(A), the options issued by Royal were converted into the right to acquire Patriot shares on May 21, 2001.

                                                               Weighted-Average
                                        Number of Shares        Exercise Price
                                        ----------------       ----------------
STOCK OPTIONS
Balance, October 1, 2000                      134,000         $       22.80
Granted                                             -                     -
Exercised                                           -                     -
Forfeited                                           -                     -
                                        ----------------       ----------------
Balance, September 30, 2001                   134,000                 22.80
                                        ================       ================
Options exercisable at end of the year        134,000         $       22.80
                                        ================       ================

Weighted average fair value of options
granted during the period                                     $           -
                                                               ================

The following table summarizes information about options outstanding at September 30, 2001:


                               Options Outstanding                                           Options Exercisable
--------------------------------------------------------------------------------       ------------------------------
        Range of           Number                Weighted              Weighted           Number            Weighted
        Exercise        Outstanding at            Average              Average         Exercisable at       Average
         Price           September 30,           Remaining             Exercise        September 30,        Exercise
                            2001                Contractual             Price              2001              Price
                                                   Life
-------------------     --------------         ------------        -------------       --------------      ----------
$      2.00                     4,000               3.20             $     2.00             4,000          $     2.00
      22.50 - 27.50           125,000               0.62                  22.60           125,000               22.60
      42.50                     5,000               1.72                  42.50             5,000               42.50
                       --------------                             -------------       --------------       ----------
                              134,000                                $    22.80           134,000          $    22.80
                       ==============                             =============       ==============       ==========


NOTE 6  COMMITMENTS AND CONTINGENCIES

On March 7, 2001, the Company entered into a consulting agreement whereby the consultant will perform financial advisory services for the Company. The agreement calls for a monthly fee of $3,500 to be paid over a twelve-month period effective March 7, 2001 through March 6, 2002.

NOTE 7  CONCENTRATIONS

(A) Purchase

Purchases were comprised of three vendors for the year ended September 30, 2001. Purchases from each of these vendors amounted to 85%, 9% and 6%, respectively.

(B) Sales

The Company has received 100% of its revenue for the year ended September 30, 2001 from four customers. The existence of 80% of revenue from one customer poses a credit risk due to the possibility of loss of that customer. The Company is developing other customers and strategic alliances to broaden its customer base so as to minimize the concentration of credit risk in the future. No assurances can be provided that the Company's efforts to obtain other customers will be successful.

NOTE 8  INCOME TAXES

Income tax expense (benefit) for the period ended September 30, 2000 and the year ended September 30, 2001 are summarized as follows:

                                                   2001            2000
                                                --------        --------
Current:
Federal                                        $       -       $       -
State                                                  -               -
Deferred - Federal and State                           -               -
                                                --------        --------
Income tax expense (benefit)                   $       -       $       -
                                                ========        ========

The Company's tax expense differs from the "expected" tax expense for the period ended September 30, 2000 and the year ended September 30, 2001as follows:

                                                   2001            2000
                                                --------        --------
U.S. Federal income tax benefit                $(394,350)      $ (85,750)

Effect on net operating loss carryforward        394,350          85,750
                                                --------        --------
                                               $       -       $       -
                                                ========        ========

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30, are as follows:

                                                   2001            2000
                                                --------        --------
Deferred tax assets:
Net operating loss carryforward                $ 480,100       $  85,750
                                                --------        --------
Total gross deferred tax assets                  480,100          85,750
Less valuation allowance                        (480,100)        (85,750)
                                                --------        --------
Net deferred tax assets                        $       -       $       -
                                                ========        ========

At September 30, 2001, the Company had a net operating loss carryforward of approximately $1,412,000 for U.S. Federal income tax purposes available to offset future taxable income expiring in 2022.

The net change in the valuation allowance during the year ended September 30, 2001 was an increase of $394,350 from $85,750 to $480,100.

NOTE 9  GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $1,164,918 from operations, a negative cash flow from operations of $1,081,218. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has continued its product design and development efforts to introduce new products during 2002. The Company also continues to expand into new motorcycle dealerships. Management believes that actions presently taken to obtain additional funding including working capital provide the opportunity for the Company to continue as a going concern.

NOTE 10 SUBSEQUENT EVENTS

(A) Floor Plan Financing Agreement

The Company has been negotiating a manufacturer floor plan line of credit with a financing company. As of the date of this report, a final determination has not been made by the financing company pending the receipt of additional information to be submitted by the Company.

(B) Consulting Agreement

During December 2001, the Company issued 120,000 shares of common stock to two consultants for services valued at $61,200. In addition, the Company also issued 30,000 shares of common stock for accrued liabilities valued at $15,300.


ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On June 19, 2001, we dismissed our former accountants, Grant Thornton LLP. Thornton's reports for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were the reports modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by our Board of Directors. We did not have any disagreements with Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. On June 19, 2001, we engaged Weinberg & Company, P.A., with offices in Boca Raton, Florida and Los Angeles, California, as our principal accountants. We filed a Form 8-K on June 26, 2001 to report our change in accountants.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The names, ages and positions of our directors and executive officers as of the date of this filing are set forth below. Biographical information for each of these persons is also presented below. Our executive officers are appointed by our Board of Directors and serve at its discretion.

--------------  ---     -------------------------------------------------
Name            Age     Title
--------------  ---     -------------------------------------------------
Michel Attias   43      Director, President, CEO, Secretary and Treasurer
Alex Mardikian  31      Director, Vice President
Sherry Durst    28      Director
--------------  ---     -------------------------------------------------

MICHEL ATTIAS. Mr. Attias has built businesses and management teams for companies in a wide variety of industries. He has also been instrumental in providing both seed capital and long term financing to the companies in which he has an interest. He has served as President and CEO of MAG & Associates, an investment-banking firm whose clients consist of small cap companies wishing to expand their business through capital expansion utilizing the public markets and acquisitions, from 1993 to the present. From 1980 to 1986, he funded "France Promotion a Paris," a French company that grew from one store to a distribution network of seventeen. Mr.Attias served in the Israeli military from 1976 to 1979. Mr. Attias graduated with a 2-year degree in Business Administration from Hamal College, in Hamal, Israel, in 1978.

ALEX G. MARDIKIAN. Mr.Mardikian has an extensive background in manufacturing. His services for Patriot have included developing manufacturing processes and materials handling systems. In addition, he is responsible for financial modeling, parts procurement, and distribution. Prior to joining Patriot, Mr.Mardikian has demonstrated his talents in the development of production facilities for a unique line of watercraft and other personal recreational vehicles. From 1997 through 2000, he served as director and president of Sonic Jet Performance, Inc., a publicly held company that manufactures commercial and recreational boats with factories in the United States (California and Florida), as well as the Republic of China. In 1997, he was a co-owner and business manager of Sonic Marketing International, the sales organization for Sonic Jet Performance, Inc. From 1995 to 1997, he was a regional service manager for the Western Utility Division with Schlumberger Industries, LTD. From 1993 to 1995 he was an Operations Manager for Lynn Vick Products, a watercraft products supplier. From 1989 to 1993 he served as Senior Production Manager of Laser Jet Performance, Inc., a partner of Muzuno and Maurdebeni Industries, manufacturers of recreational watercraft. Mr.Mardikian received an Associates Degree in Water Hydraulics in 1994 from Mt. San Antonio College.

SHERRY L. DURST. Ms. Durst joined Patriot Manufacturing Corp. in February 2001 as accounts manager and business organization planner. She became a Director of Patriot in May 2001. Prior to joining Patriot, she founded Innoventure Industries, LLC, a business consulting firm. From 1994 to 1999 she was employed by Fix-Corp International, Inc., a publicly-trading company, as an Executive Administration Manager.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

        Section 16(a) of the Exchange Act requires our directors and officers and persons who beneficially own more than ten percent of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock in Patriot. Officers, directors and greater-than-ten percent shareholders are required by Commission regulation to furnish Patriot with copies of all Section 16(a) reports they filed. To our knowledge, based solely on our review of the copies of reports furnished to us and written representation that no other reports were required, during the fiscal year ended September 30, 2001, these persons complied with all Section 16(a) filing requirements.

ITEM 10:  EXECUTIVE COMPENSATION

Summary Compensation Table

                                                                       --------------------------------------------
                                                                       |         Long Term Compensation           |
                                                                       --------------------------------------------
                                                 Annual Compensation   |              Awards  Payouts             |
   (a)              (b)       (c)            (d)             (e)       |    (f)            (g)            (h)     |     (i)
                                                            Other      | Restricted     Securities                |
Name and                                                    Annual     |   Stock        Underlying                |   All Other
Principal                                                   Compen-    |  Award(s)       Options/        LTIP     |    Compen-
Position           Year    Salary ($)      Bonus ($)       sation ($)  |    ($)          SARs (#)       Payouts   |   sation ($)
---------          -----   ----------      ---------       ----------  | ----------     -----------    ---------  |   ----------
                                                                       |                                          |
Michel Attias,      2001     $80,000          N/A            N/A       |    N/A             N/A           N/A     |      N/A
President, CEO,     2000     $80,000          N/A            N/A       |    N/A             N/A           N/A     |      N/A
Director            1999         N/A          N/A            N/A       |    N/A             N/A           N/A     |      N/A
                                                                       |                                          |
Alex Mardikian,     2001     $20,000          N/A            N/A       |    N/A             N/A           N/A     |      N/A
Vice President,     2000         N/A          N/A            N/A       |    N/A             N/A           N/A     |      N/A
Director            1999         N/A          N/A            N/A       |    N/A             N/A           N/A     |      N/A
                                                                       |                                          |
Sherry Durst,       2001     $30,000          N/A            N/A       |    N/A             N/A           N/A     |      N/A
Director            2000         N/A          N/A            N/A       |    N/A             N/A           N/A     |      N/A
                    1999         N/A          N/A            N/A       |    N/A             N/A           N/A     |      N/A
                                                                       |                                          |
Michael J.          2001     $55,000       $32,000           N/A       |    N/A             N/A           N/A     |      N/A
Pilgrim (1)         2000    $132,000           N/A        $5,000       |    N/A             N/A           N/A     |      N/A
                    1999    $132,000           N/A           N/A       |    N/A           1,000           N/A     |      N/A
                                                                       |                                          |
Mark J.             2001     $52,000       $23,000           N/A       |    N/A             N/A           N/A     |      N/A
Teinert(2)          2000    $126,000           N/A        $5,000       |    N/A             N/A           N/A     |      N/A
                    1999    $126,000           N/A           N/A       |    N/A           1,000           N/A     |
     N/A                                                               |                                          |
                                                                       --------------------------------------------


(1) Mr. Pilgrim resigned on May 29, 2001 as the President, CEO, and Director of our company. The stock options referenced in Column (g) have been adjusted to reflect our reverse stock split.

(2) Mr. Teinert resigned on May 29, 2001 as the Secretary, Treasurer, and Director of our company. The stock options referenced in Column (g) have been adjusted to reflect our reverse stock split.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The percentage of beneficial ownership of certain of our shareholders reflected in Column (4) of the table below is based on 7,109,095 shares of our common stock outstanding as of March 1, 2002 (assuming the conversion of all shares of Series A Stock issued and outstanding and the exercise of all vested options).

      (1)             (2)                                   (3)          (4)
                                                     Amount & Nature
Title of Class  Name & Address of Beneficial Owner    of Beneficial     Percent
                                                          Owner        of Class
--------------  ----------------------------------   ---------------   --------
Common Stock    Michel Attias(1)                        6,160,670        86.67%
Common Stock    Michael Pilgrim (2)                        28,000          .39%
Common Stock    Mark Teinert (3)                           27,000          .38%
Common Stock    All executive officers and
                directors as a group (1 person)         6,160,670        86.67%

(1) This includes 4,000,000 shares of our common stock held by BBDSM Corporation, which is controlled by Michel Attias, as well as 216,067 shares of Series A Stock, owned by Mr. Attias and which, should he elect to do so, could be converted into 2,160,670 shares of our common stock within 60 days from the date of this report.

(2) This consists of 28,000 options that can be converted into 28,000 shares of our common stock within 60 days from the date of this report. Of this amount, 26,000 options for the purchase of 26,000 shares of common stock with an exercise price of approximately $22.50 per share will expire in April 2002, 1,000 options for the purchase of 1,000 shares of common stock with an exercise price of approximately $42.50 per share will expire in April 2003, and 1,000 options for the purchase of 1,000 shares of common stock with an exercise price of approximately $2.00 per share will expire in December 2004. Mr. Pilgrim resigned on May 29, 2001 as the President, CEO, and Director of our company.

(3) This consists of 27,000 options that can be converted into 27,000 shares of our common stock within 60 days from the date of this report. Of this amount, 25,000 options for the purchase of 25,000 shares of common stock with an exercise price of approximately $22.50 per share will expire in April 2002, 1,000 options for the purchase of 1,000 shares of common stock with an exercise price of approximately $42.50 per share will expire in April 2003, and 1,000 options for the purchase of 1,000 shares of common stock with an exercise price of approximately $2.00 per share will expire in December 2004. Mr. Teinert resigned on May 29, 2001 as the Secretary, Treasurer, and Director of our company.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In July 2001, Michel Attias, our Director, President, CEO, Treasurer and Secretary, converted $496,954 in a note payable into 216,067 shares of our Series A Stock. These shares of Series A Stock can be converted, either through Mr. Attias' option at any time or automatically upon a public offering or the acquisition of Patriot, into 2,160,670 shares of our common stock.

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K

        On June 6, 2001, we filed a report on Form 8-K to report (1) the change in control that occurred as a result of the Share Exchange Agreement between Royal Financial Corporation and Patriot Manufacturing Corporation, and (2) to report the resignation of Mark Teinert, David Wentsch, Richard Bergher and Michel Pilgrim as directors, and the election of Michel Attias, Alex Mardikian and Sherry Durst as directors.

        On June 15, 2001, we filed a report on Form 8-K to report the disposition of Walden Woods and Royal Mortgage Corporation to TEPI, Inc.

        On June 26, 2001, we filed a Form 8-K to report the change of accountants.

        On August 3, 2001, we filed an amended report on Form 8-K/A, amending the Form 8-K filed on June 6, 2001 to file historical financial statements of Patriot Manufacturing Corporation, which was merged into and with Patriot Motorcycle Corporation, formerly known as Royal Financial Corporation.

        On November 20, 2001, we filed a report on Form 8-K to indicate our change in fiscal year end from August 31 to September 30.


SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)

PATRIOT MOTORCYCLE CORPORATION


By:     ___________/s/___________________
        Michel Attias
        CEO, President, Principal Financial Officer, Controller and Director


By:     ___________/s/___________________
        Alex Mardikian
        Vice-President, Director


By:     __________/s/____________________
        Sherry Durst
        Director

Date:   March 7, 2002


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.


Signature       Title



By:     ___________/s/___________________
        Michel Attias
        CEO, President, Principal Financial Officer, Controller and Director

Date:   March 7, 2002



By:     ___________/s/___________________
        Alex Mardikian
        Vice-President, Director

Date:   March 7, 2002



By:     ___________/s/___________________
        Sherry Durst
        Director

Date:   March 7, 2002