Form 10QSB
period 2001-12-31
PATRIOT MOTORCYCLE CORP
filed 2002-03-08
CIK 1073949

QUARTERLY  REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                       TO THE 1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-QSB

                      U.S. SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, DC 20549

                                    (Mark One)

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 2001

        [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________________ to ____________________.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]  No   [  ]

The number of shares outstanding of each of the issuer's classes of common equity, as of March 7, 2001, was:

            Title                        Shares Outstanding as of March 7, 2001

Common Stock, par value $.001                           4,893,425

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Patriot Motorcycle Corporation ("we", or "Patriot") represents that the Consolidated Financial Statements provided in this report (attached as F-1 through F-5) have been prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years, and that the Consolidated Financial Statements reflect, in the opinion of our management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of Patriot as of December 31, 2001, and the results of our operations and our cash flows for the three months then ended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING "FORWARD LOOKING STATEMENTS". Statements contained in this quarterly report that are not based on historical fact, including without limitation statements containing the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar words, constitute "forward-looking statements". These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which we operate; technology changes; the competition we face; changes in our business strategy or development plans; our ability to attract and retain qualified personnel; existing governmental regulations and changes in, or our failure to comply with, governmental regulations; liability and other claims asserted against us; it's our ability or the ability of our third-party suppliers to take corrective action in a timely manner with respect to changing government regulations; and other factors referenced in our filings with the Securities and Exchange Commission (the "SEC").

GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. Other than as required by law, we disclaim any obligation to update information concerning the factors mentioned above or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

Plan of Operation

        We are an integrated motorcycle manufacturer that specializes in using unique design and manufacturing processes for the large displacement and heavy weight line of Rigid and Rubber Mount motorcycles. We anticipate that we will have to raise additional funds within the next twelve months to meet the goals of our business plan and satisfy our cash requirements. We are currently in the process of reviewing and discussing strategies to raise capital. In March 2001 (as amended in May 2001), we entered into a consulting agreement with Corporate Resource Group, Inc. to assist us with this process, and in exchange for providing financial advisory services, Corporate Resource Group, Inc. receives a monthly fee of $3,500.

        Our focus in the quarterly period ended December 31, 2001 has been to implement our new marketing plan and begin to refine and develop our product lines that we designed last year. Our new marketing plan focuses on dealers and the retail market, through comprehensive print advertising and brochures. We have expanded our marketing to include all of our products and have developed advanced branding methods so that the Patriot Motorcycle name will equate with quality, custom, and affordable motorcycles. Our products comply with the current National Highway Safety Standards. We currently employ two full-time employees and no part-time employees, but as our new marketing plan takes effect, we anticipate that we will hire additional sales and product development personnel.

        We are currently undergoing environmental testing procedures so that our products will comply with the California emissions testing, braking certification and noise pollution standards. Once we receive this certification, we will be able to sell our products in California, which represents a large market of motorcycle buyers.

Results of Operations

        For the three months ended December 31, 2001, we had sales of $171,731, compared to $232,500 for the three months ended December 31, 2000. This amount, approximately a 26% decrease, is attributable to our focus on the development of new product designs. Our cost of sales increased approximately 126%, from $74,917 for the three months ended December 31, 2000, to $169,285 for the three months ended December 31, 2001. This increase is attributable to product development costs that have not been adequately offset by sales. As we discussed above, we are beginning to focus our efforts on marketing our products and we anticipate that such costs will decrease in fiscal year 2002. Our cost of operations was $161,310 for the three months ended December 31, 2001, which is a 170% increase from our cost of operations for the three months ended December 31, 2000. This is primarily attributable to increased general and administrative costs as well as legal and professional costs that we incurred in the process of adjusting to reporting company requirements. Our loss from operations for the three months ended December 31, 2001 was ($158,764), or ($0.04) per share as a result, compared to $97,861, or $0.02 per share, for the three months ended December 31, 2000.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

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
(1)     Patrick Michellis                    110,000         Business Advisory Agreement

(2)     Jonathan Fink                        10,000          Business Advisory Agreement

(3)     Feldhake, August & Roquemore LLP     30,000          Letter Agreement


        In each of the transactions referenced above, we believe (and have received investor representations to the effect that) the purchaser:

(1) was aware that the securities (at the time received) had not been and may never be registered under federal or state securities laws;

(2) acquired the securities for his/her/its own account for investment purposes only, and not with a view toward reselling, transferring or distributing such securities except in accordance with applicable law;

(3) understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition; and

(4) was aware that the certificate representing the securities would bear a legend restricting its transfer. We believe that, in light of the above, the sale of our securities to the respective acquirers did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under Sections 3(b) and 4(2) of the Securities Act, and the rules and regulations promulgated thereunder.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        On June 26, 2001, we filed a Form 8-K to report our change of accountants.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)

PATRIOT MOTORCYCLE CORPORATION


By: __/s/____________
    Michel Attias
    CEO, President, Principal Financial Officer, Controller and Director


By: __/s/____________
    Alex Mardikian
    Vice-President, Director


By: __/s/____________
    Sherry Durst
    Director

Date:   March 8, 2002

        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.


Signature                     Title                             Date
-----------------             ---------------------------       -------------

__/s/____________
Michel Attias                 CEO, President,                   March 8, 2002
                              Principal Financial Officer,
                              Controller and Director


__/s/____________
Alex Mardikian                Vice-President, Director          March 8, 2002



__/s/____________
Sherry Durst                  Director                          March 8, 2002





               PATRIOT MOTORCYCLE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 2001


CONTENTS                                                            PAGE
--------                                                            ----
CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2001 (UNAUDITED)      F-1

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2001 AND 2000 (UNAUDITED)                        F-2

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
ENDED DECEMBER 31, 2001 AND 2000 (UNAUDITED)                        F-3

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31,
2001                                                                F-4 - F-5

                PATRIOT MOTORCYCLE CORPORATION AND SUBSIDIARY
                         CONSOLDIATED BALANCE SHEET
                           AS OF DECEMBER 31, 2001
                                (unaudited)

                                   ASSETS

CURRENT ASSETS
Cash                                             $     1,892
Inventory - current portion                          528,725
Accounts receivable                                   69,470
                                                     -------
Total Current Assets                                 600,087
                                                     -------
PROPERTY AND EQUIPMENT - NET                          43,776
                                                     -------
OTHER ASSETS
Inventory - non-current                              143,806
Note receivable - stockholder                         62,853
Deposits                                               2,500
                                                     -------
Total Other Assets                                   209,159
                                                     -------
TOTAL ASSETS                                     $   853,022
                                                     =======
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses            $   329,126
Accrued payroll and payroll taxes                     25,079
                                                     -------
Total Current Liabilities                            354,205
                                                     -------

STOCKHOLDERS' EQUITY

Preferred stock $.001 par value, 5,000,000
shares authorized, Series A convertible
- $2.30 stated value 400,000 shares
authorized, 216,067 shares issued and
outstanding                                              216
Common stock, $.001 par value, 50,000,000
shares authorized, 4,893,425 shares issued
and outstanding                                        4,893
Additional paid in capital                         2,123,271
Accumulated deficit                               (1,576,874)
Less: stock issued for future services               (52,689)
                                                     -------
Total Stockholders' Equity                           498,817
                                                     -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   853,022
                                                     =======

                   PATRIOT MOTORCYCLE CORPORATION AND SUBSIDIARY
                              STATEMENT OF OPERATIONS
                                   (unaudited)

                                                      For the Three     For the Three
                                                      Months Ended      Months Ended
                                                      December 31,      December 31,
                                                         2001               2000
                                                      -------------     -------------
SALES                                                   $  171,731       $   232,500
                                                      -------------     -------------
COST OF SALES                                              169,285            74,917
                                                      -------------     -------------
GROSS PROFIT                                                 2,446           157,583
                                                      -------------     -------------
EXPENSES
Employee compensation and taxes                             37,451             1,596
Consulting expense                                           8,511             2,200
Depreciation                                                 2,303             3,440
Auto expense                                                 1,565             9,062
Legal and professional                                      43,491            13,150
Advertising                                                 16,265               335
Rent                                                        11,423             6,615
Research and design                                          9,532                 -
Impairment of assets                                             -            15,342
Other general and administrative                            30,769             7,982
                                                      -------------     -------------
Total Expenses                                             161,310            59,722
                                                      -------------     -------------
Income (loss) from operations                             (158,864)           97,861
                                                      -------------     -------------
OTHER INCOME
Interest income                                                100                 -
                                                      -------------     -------------
Total Other Income                                             100                 -
                                                      -------------     -------------
NET INCOME (LOSS)                                       $ (158,764)      $    97,861
                                                      =============     =============
LOSS PER SHARE
Net income (loss)                                         (158,764)           97,861
Preferred stock dividends                                   12,526                 -
                                                      -------------     -------------
NET INCOME (LOSS) AVAILABLE TO
COMMON SHAREHOLDERS                                     $ (171,290)           97,861
                                                      =============     =============
Net income (loss) per common
share - basic and diluted                               $    (0.04)      $      0.02
                                                      =============     =============
Weighted average number of common
shares outstanding - basic and diluted                   4,745,055         4,000,000
                                                      =============     =============

                        PATRIOT MOTORCYCLE CORPORATION AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        (unaudited)

                                                      For the Three     For the Three
                                                      Months Ended      Months Ended
                                                      December 31,      December 31,
                                                         2001               2000
                                                      -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                       $ (158,764)      $    97,953
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating
activities:
Depreciation                                                 2,303             2,930
Stock issued for services                                   23,811                 -
Changes in operating assets and liabilities:
Increase in accounts receivable                            (69,470)          (20,000)
Decrease in inventory                                      122,009            49,633
Decrease in other assets                                         -                46
Decrease in cash overdraft                                  (6,650)           (7,354)
Decrease in accrued payroll and payroll taxes              (13,547)                -
Increase (decrease) in accounts payable                     93,745            (8,445)
                                                      -------------     -------------
Net Cash Provided By (Used In) Operating Activities         (6,563)          114,763
                                                      -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                          (2,002)             (439)
Proceeds from the sale of fixed assets                           -            17,500
Note receivable - officer                                    1,700                 -
Certificate of deposit                                           -            10,000
Deposits                                                     8,722            (7,079)
                                                      -------------     -------------
Net Cash Provided By Investing Activities                    8,420            19,982
                                                      -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans                                               -          (133,036)
                                                      -------------     -------------
Net Cash Used In Financing Activities                            -          (133,036)
                                                      -------------     -------------
INCREASE IN CASH AND CASH EQUIVALENTS                        1,857             1,709

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                 35               600
                                                      -------------     -------------
CASH AND CASH EQUIVALENTS - END OF PERIOD               $    1,892       $     2,309
                                                      =============     =============

               PATRIOT MOTORCYCLE CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2001

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

For further information, refer to the financial statements and footnotes for the year ended September 30, 2001 included in the Company's Form 10-KSB.

NOTE 2  PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Patriot Manufacturing Corporation. All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE 3  INVENTORIES

Inventories at December 31, 2001 and 2000 consist of the following:

                                  2001
                                -------
Purchased parts              $  161,407
Motorcycles in progress         302,639
Completed motorcycles           208,485
                                -------
                                672,531
                                =======

NOTE 4  COMMON STOCK ISSUANCES

During the three months ended December 31, 2001, the Company issued 30,000 shares of common stock to attorneys for legal services having a fair value of $15,300 and 120,000 shares of common stock to consultants for prior and future services having a fair value of $61,200. The portion of the $61,200 attributable to the future services, in the amount of $52,689, has been deferred and is classified in the stockholders' equity section of the balance sheet.

NOTE 5  GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $158,764 from operations, a negative cash flow from operations of $6,563. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company has continued its product design and development efforts to introduce new products during 2002. The Company also continues to expand into new motorcycle dealerships. Management believes that actions presently taken to obtain additional funding including working capital provide the opportunity for the Company to continue as a going concern.