Form 10QSB
period 2002-03-31
PATRIOT MOTORCYCLE CORP
filed 2002-05-20
CIK 1073949

===============================================================================

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

                 For the quarterly period ended March 31, 2002

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ___________.

===============================================================================

                       Commission File Number: 333-75791


                        PATRIOT MOTORCYCLE CORPORATION
       (Exact name of small business issuer as specified in its charter)

                       Nevada                       13-3961109
          (State of other jurisdiction of        (I.R.S. Employer
           incorporation or organization)      Identification Number)

                245 Citation Circle, Corona, California, 92880
                   (address of principal executive offices)

                   Issuer's Telephone Number: (909) 735-2682

===============================================================================

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common equity, as of May 15, 2002, was:

            Title                   Shares Outstanding as of May 15, 2002
-----------------------------       -------------------------------------
Common Stock, par value $.001       4,893,425


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


        Patriot Motorcycle Corporation ("we", or "Patriot") represents that the Consolidated Financial Statements provided in this report (attached as pages F-1 through F-6) have been prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years, and that the Consolidated Financial Statements reflect, in the opinion of our management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of Patriot as of March 31, 2002, and the results of our operations and our cash flows for the three months then ended.



                              PATRIOT MOTORCYCLE
                          CORPORATION AND SUBSIDIARY
                      CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF MARCH 31, 2002



                PATRIOT MOTORCYCLE CORPORATION AND SUBSIDIARY



                                   CONTENTS


PAGE  F-2      CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2002 (UNAUDITED)
               AND SEPTEMBER 30, 2001

PAGE  F-3      CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
               AND SIX MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)

PAGE  F-4      CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
               ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)

PAGES F-5 - 6  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS AS OF MARCH 31, 2002
               (unaudited)

                              PATRIOT MOTORCYCLE
                          CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                          March 31, 2002     September 30,
                                                           (Unaudited)            2001

 CURRENT ASSETS
  Cash                                                     $       3,844     $         35
  Inventory - current portion                                    148,663          491,196
  Accounts Receivable                                             37,955            8,722
                                                           -------------     ------------
    Total Current assets                                         190,462          499,953
                                                           -------------     ------------
 PROPERTY AND EQUIPMENT - NET                                     41,438           44,077
                                                           -------------     ------------
 OTHER ASSETS
  Inventory - non-current                                        365,889          303,344
  Note receivable - stockholder                                  147,007           64,553
  Deposits                                                         2,500            2,500
                                                           -------------     ------------
    Total Other Assets                                           515,396          370,397
                                                           -------------     ------------
 TOTAL ASSETS                                              $     747,296     $    914,427
                                                           =============     ============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
  Cash overdraft                                           $           -     $      6,650
  Accounts payable and accrued expenses                          272,076          235,381
  Accrued payroll and payroll taxes                               40,543           38,626
                                                           -------------     ------------
    Total Current Liabilities                              $     312,619          280,657
                                                           =============     ============

 STOCKHOLDERS' EQUITY
  Preferred stock $.001 par value, 5,000,000 shares                  216              216
   authorized, Series A convertible - $2.30 stated
   value 400,000 shares authorized, 216,067 shares
   issued and outstanding
  Common stock, $.001 par value, 50,000,000 shares                 4,893            4,743
   authorized, 4,893,425 and 4,743,425 shares issued
   and outstanding, respectively
  Additional paid in capital                                   2,123,271        2,046,921
  Accumulated deficit                                         (1,677,491)      (1,418,110)
  Less: stock issued for future services                         (16,212)               -
                                                            ------------     ------------
    Total Stockholders' Equity                                   434,677          633,770
                                                            ------------     ------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $    747,296     $    914,427

                                                            ============     ============

See accompanying notes to financial statements.

                              PATRIOT MOTORCYCLE
                          CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATION
                                 (UNAUDITED)

                                                For the Three      For the Three      For the Six       For the Six
                                                Months Ended       Months Ended       Months Ended      Months Ended
                                                March 31, 2002     March 31, 2001     March 31, 2002    March 31,2001
                                                --------------     --------------     --------------    -------------

SALES                                           $      234,834     $        5,474     $     406,565     $     237,974
                                                --------------     --------------     -------------     -------------
COST OF SALES                                          153,671             21,431           322,956            96,348
                                                --------------     --------------     -------------     -------------
GROSS PROFIT (LOSS)                                     81,163           (15,957)            83,609           141,626
                                                --------------     --------------     -------------     -------------
OPERATING EXPENSES
 Selling and marketing                                     -                  -              16,265               335
 Legal and professional                                 65,897             15,548           117,899            30,898
 Research and development                               23,611                -              33,143               -
 Other general and administrative                       92,272             33,447           175,783            62,142
 Impairment of assets                                     -                   -                -               15,342
                                                --------------     --------------     -------------     -------------
  Total Expenses                                       181,780             48,995           343,090           108,717
                                                --------------     --------------     -------------     -------------

Income (loss) from operations                        (100,617)           (64,952)         (259,481)            32,909
                                                --------------     --------------     -------------     -------------

OTHER INCOME
 Interest income                                          -                   -                 100               -
                                                --------------     --------------     -------------     -------------
  Total Other Income                                      -                   -                 100               -
                                                --------------     --------------     -------------     -------------

NET INCOME (LOSS)                              $     (100,617)     $     (64,952)     $    (259,381)    $      32,909
                                               ===============     ==============     ==============    =============

INCOME (LOSS) PER SHARE
 Net income (loss)                                   (100,617)           (64,952)          (259,381)           32,909
 Preferred stock dividends                            (12,526)                -             (25,052)              -
                                               ---------------     --------------     --------------    -------------
NET INCOME (LOSS) AVAILABLE TO                 $     (113,143)     $     (64,952)     $    (284,433)    $      32,909
 COMMON SHAREHOLDERS                           ===============     ==============     ==============    =============

Net income (loss) per common share - basic     $        (0.02)     $       (0.02)     $       (0.06)    $        0.01
 and diluted                                   ===============     ==============     ==============    =============

Weighted average number of common shares             4,893,425          4,000,000          4,829,139        4,000,000
 outstanding - basic and diluted


See accompanying notes to financial statements.

                              PATRIOT MOTORCYCLE
                          CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (UNAUDITED)

                                                      For the Six       For the Six
                                                      Months Ended      Months Ended
                                                      March 31,         March 31,
                                                         2002               2001
                                                      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                     $   (259,381)     $     32,909
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating
activities:
Depreciation                                                 4,639             5,861
Stock issued for services                                   60,288           (50,000)
asset impairment loss                                            -            15,342
Changes in operating assets and liabilities:
Increase in accounts receivable                            (29,233)          (20,000)
Decrease in inventory                                      279,988           113,905
Decrease in other assets                                         -             2,107
Decrease in cash overdraft                                  (6,650)           (7,354)
Increase in accrued payroll and payroll taxes                1,917            17,374
Increase (decrease) in accounts payable                     36,695           (25,820)
                                                      ------------      ------------
Net Cash Provided By Operating activities                   88,263            84,324
                                                      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                          (2,000)                -
Deposits                                                         -            (4,025)
Proceeds from the sale of fixed assets                           -            17,500
Certificate of deposit                                           -            10,000
                                                      ------------      ------------
Net Cash Provided By Investing activities                   (2,000)           23,475
                                                      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Advanced to stockholder                                    (82,454)         (106,090)
                                                      ------------      ------------
Net Cash Used In Financing activities                      (82,454)         (106,090)
                                                      ------------      ------------
INCREASE IN CASH AND CASH EQUIVALENTS                        3,809             1,709

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                 35               600
                                                      ------------      ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD               $    3,844       $     2,309
                                                      ============      ============

See accompanying notes to financial statements.

                PATRIOT MOTORCYCLE CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF MARCH 31, 2002 (unaudited)


NOTE 1.  BASIS OF PRESENTATION

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

NOTE 2.  PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Patriot Manufacturing Corporation. all significant inter-company transactions and balances have been eliminated in consolidation.

NOTE 3.  INVENTORIES

Inventories at March 31, 2002 consist of the following:

                                                  2002
                                               --------
Purchased parts                                $365,889
Motorcycles in progress                         100,033
Completed motorcycles                            48,630
                                               ========
                                               $514,552

The Company's parts inventory consists of a wide variety of products used in production of new motorcycles. The Company's parts inventory has been classified as non-current due to the layoff of most of the production employees.

NOTE 4.  COMMON STOCK ISSUANCES

During the six months ended March 31, 2002, the Company issued 30,000 shares of common stock to attorneys for legal services having a fair value of $15,300 and 120,000 shares of common stock to consultants for prior and future services having a fair value of $61,200. The portion of the $61,200 attributable to the future services, in the amount of $16,212, has been deferred and is classified in the stockholders' equity section of the balance sheet.

NOTE 5.  GOING CONCERN

In our audited financial statements dated as of September 30, 2001, our independent auditors, Weinberg & Co. P.A., issued a going concern qualification in its Independent Auditor's Report and in Footnote 9 to our financial statements, both of which were filed as part of our Annual Report on Form 10-KSB for fiscal year 2001. During the fiscal quarter ended March 31, 2002, as shown in the accompanying consolidated financial statements, the Company incurred a net loss of $259,381 from operations and a working capital deficiency of $122,157. These factors indicate to management that the concerns expressed in Footnote 9 and in the Independent Auditor's Report described above have not changed materially since the date of that report, and that the continued viability of the company is still in question unless additional working capital can be obtained by the Company.

The Company has continued its product design and development efforts to introduce new products during 2002. The Company also continues to expand into new motorcycle dealerships. Management further seeks to obtain additional capitalization to fund the Company's operating activities. Management believes that the actions presently being taken to obtain additional funding, including working capital, will provide the opportunity for the Company to continue as a going concern if they can be successfully completed.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING "FORWARD LOOKING STATEMENTS". Statements contained in this quarterly report that are not based on historical fact, including without limitation statements containing the words "believe", "may", "will", "estimate", "continue", "anticipate", "intend", "expect" and similar words, constitute "forward-looking statements". These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which we operate; technology changes; the competition we face; changes in our business strategy or development plans; our ability to attract and retain qualified personnel; existing governmental regulations and changes in, or our failure to comply with, governmental regulations; liability and other claims asserted against us; it's our ability or the ability of our third-party suppliers to take corrective action in a timely manner with respect to changing government regulations; and other factors referenced in our filings with the Securities and Exchange Commission (the "SEC").

GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. Other than as required by law, we disclaim any obligation to update information concerning the factors mentioned above or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

PLAN OF OPERATION

        We are an integrated hybrid motorcycle assembler that specializes in using unique design and manufacturing processes for the large displacement and heavy weight line of Rigid, Rubber Mount and Softail motorcycles, with nine different styles.

        Our focus in the quarterly period ended March 31, 2002 has been to implement our marketing plan and to continue to refine and develop our product lines that we designed last year. Our marketing plan focuses on dealers and the retail market, through comprehensive print advertising and participation in local trade shows. In April 2002, we participated in the Laughlin River Run, a trade show directed to retailers and dealers. We received significant interest from our participation in this show, and were able to begin establishing brand recognition within our industry. We currently employ five full-time employees and no part-time employees, but as our new marketing plan takes effect and we are able to raise sufficient capital, we anticipate that we will hire additional sales and production assembly personnel.

        We are currently preparing for environmental testing procedures so that our products will comply with the California emissions testing, braking certification and noise pollution standards. Once we receive this certification, we will be able to sell our products in California, which represents a large market of motorcycle buyers. Management estimates that the certification will begin in June 2002 and be completed by the end of September 2002, assuming no testing delays.

        We have been active in our efforts both to reduce our overhead and to raise additional funds to meet our business goals and satisfy our cash requirements. Our consulting agreement with Corporate Resource Group expired in May 2002 and we do not owe any further payments for services rendered by that company. In addition to numerous cost-cutting measures, we auctioned off certain of our motorcycles on an "as-is" basis to be able to meet our working capital needs. The motorcycles we auctioned were older styles that would require more cost to refurbish than the loss that we took from selling them at auction prices. We need additional capital in order to continue our operations and buy additional inventory to be able to fill current production orders. If we are not able to raise additional capital within this fiscal year, we may not be able to continue operations.

RESULTS OF OPERATIONS

        For the three months ended March 31, 2002, we had sales of $234,834, compared to $5,474 for the three months ended March 31, 2001. This amount, approximately a 4,190% increase, is attributable to our recent activity in auctioning inventory to meet our working capital requirements. Of our sales revenue of $234,834, approximately 83% was derived from our auction sales, and the remaining $39,834 in sales was from non-auction sales.

        Our cost of sales increased approximately 617%, from $21,431 for the three months ended March 31, 2001, to $153,671 for the three months ended March 31, 2002. This increase is attributable to our increased sales, both at auctions and to dealers. Our cost of operations was $181,780 for the three months ended March 31, 2002, which is a 271% increase from our cost of operations of $48,995 for the three months ended March 31, 2002. This is primarily attributable to increased legal and professional costs we incurred in the process of adjusting to and complying with reporting company requirements, as well as increased research and development costs and general and administrative expenses we incurred in the three months ended March 31, 2002. Our loss from operations for the three months ended March 31, 2002 was ($100,617), or ($0.02) per share, compared to ($64,952), or $(0.02) per share, for the three months ended March 31, 2001.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

        We are listed with the Over-The-Counter Electronic Bulletin Board by the National association of Securities Dealers ("NASD"). The most recent application to have our securities traded was approved by the NASD on March 13, 2002, and trading commenced thereafter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)

PATRIOT MOTORCYCLE CORPORATION

By: /s/ Michel Attias
        -------------
        Michel Attias
        CEO, President, Principal Financial Officer, Controller and Director


By: /s/ Alex Mardikian
        --------------
        Alex Mardikian
        Vice-President, Director


By: /s/ Sherry Durst
        -------------
        Sherry Durst
        Director

Date:   May 20, 2002


        In accordance with the Exchange act, this report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.


Signature                 Title                           Date
---------------------     ---------------------------     ------------

By: /s/ Michel Attias     CEO, President,                 May 20, 2002
        --------------    Principal Financial Officer,
        Michel Attias     Controller and Director


By: /s/ Alex Mardikian    Vice-President, Director        May 20, 2002
        ---------------
        Alex Mardikian


By: /s/ Sherry Durst      Director                        May 20, 2002
        -------------
        Sherry Durst