Form 10QSB
period 2002-06-30
PATRIOT MOTORCYCLE CORP
filed 2002-09-24
CIK 1073949

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

                  For the quarterly period ended June 30, 2002

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

================================================================================


    Check  whether  the issuer (1) filed all reports required  to  be  filed  by
Section 13 or 15(d) of the Exchange act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes [X]  No [ ]

   The number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2002, was:

               Title                 Shares Outstanding as of September 18, 2002
   -----------------------------     -------------------------------------------
   Common Stock, par value $.001                      4,893,425


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


    Patriot Motorcycle Corporation ("we", or "Patriot") represents that the Consolidated Financial Statements provided in this report (attached as pages F-1 through F-7) have been prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years, and that the Consolidated Financial Statements reflect, in the opinion of our management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of Patriot as of June 30, 2002, and the results of our operations and our cash flows for the three months then ended.





                         PATRIOT MOTORCYCLE CORPORATION
                                 AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002




                                    CONTENTS


PAGE   F-2         CONSOLIDATED BALANCE SHEETS AS OF JUNE 30,  2002
                   (UNAUDITED) AND SEPTEMBER 30, 2001

PAGE   F-3         CONSOLIDATED  STATEMENTS OF OPERATIONS  FOR  THE
                   THREE  AND NINE MONTHS ENDED JUNE 30,  2002  AND
                   2001 (UNAUDITED)

PAGE   F-4         CONSOLIDATED  STATEMENTS OF CASH FLOWS  FOR  THE
                   NINE   MONTHS  ENDED  JUNE  30,  2002  AND  2001
                   (UNAUDITED)

PAGES  F-5 - F-7   CONSOLIDATED  NOTES TO FINANCIAL  STATEMENTS  AS
                   OF JUNE 30, 2002 (UNAUDITED)

                 PATRIOT MOTORCYCLE CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                      JUNE 30, 2002     SEPTEMBER 30,
                                                        (UNAUDITED)             2001
CURRENT ASSETS
CASH                                                            617               35
INVENTORY - CURRENT PORTION                                  31,625          491,196
ACCOUNTS RECEIVABLE                                           3,897            8,722
PREPAID EXPENSES                                              6,078                -
                                                           --------         --------
TOTAL CURRENT ASSETS                                         42,217          499,953
                                                           --------         --------

PROPERTY AND EQUIPMENT - NET                                 30,617           44,077
                                                           --------         --------
OTHER ASSETS
INVENTORY - NON-CURRENT                                     292,768          303,344
LOANS RECEIVABLE - STOCKHOLDER                              142,679           64,553
DEPOSITS                                                      2,500            2,500
                                                           --------         --------
TOTAL OTHER ASSETS                                          437,947          370,397
                                                           --------         --------
TOTAL ASSETS                                            $   510,781     $    914,427
                                                           ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
CASH OVERDRAFT                                                1,658            6,650
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                       271,989          235,381
ACCRUED PAYROLL AND PAYROLL TAXES                            56,310           38,626
NOTE PAYABLE                                                 45,000                -
                                                           ---------        ----------
TOTAL CURRENT LIABILITIES                                   374,957          280,657
                                                           =========        ==========
STOCKHOLDERS' EQUITY
PREFERRED STOCK $.001 PAR VALUE, 5,000,000
 SHARES AUTHORIZED, SERIES A CONVERTIBLE -
 $2.30 STATED VALUE 400,000 SHARES AUTHORIZED,
 216,067 SHARES ISSUED AND OUTSTANDING                          216              216
COMMON STOCK, $.001 PAR VALUE, 50,000,000
 SHARES AUTHORIZED, 4,893,425 AND 4,743,425
 SHARES ISSUED AND OUTSTANDING, RESPECTIVELY                  4,893            4,743
ADDITIONAL PAID IN CAPITAL                                2,123,271        2,046,921
ACCUMULATED DEFICIT                                      (1,992,556)      (1,418,110)
                                                          ---------        ---------
TOTAL STOCKHOLDERS' EQUITY                                  135,824          633,770
                                                          ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $   510,781     $    914,427
                                                          =========        =========

See accompanying notes to condensed consolidated financial statements.


                 PATRIOT MOTORCYCLE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                        FOR THE              FOR THE             FOR THE            FOR THE
                                      THREE MONTHS         THREE MONTHS        NINE MONTHS        NINE MONTHS
                                       ENDED JUNE           ENDED JUNE          ENDED JUNE         ENDED JUNE
                                        30, 2002             30, 2001            30, 2002           30, 2001
                                     -----------            -----------         -----------        -----------


SALES                                    127,713                48,984             534,278            286,958

COST OF SALES                            248,387               292,228             571,343            388,576
                                     -----------           -----------         -----------        -----------
GROSS LOSS                              (120,674)             (243,244)            (37,065)          (101,618)
                                     -----------           -----------         -----------        -----------
OPERATING EXPENSES
 SELLING AND MARKETING                    22,150                13,180              38,415             13,515
 LEGAL AND PROFESSIONAL                   32,322                24,345             150,221             55,243
 RESEARCH AND DEVELOPMENT                      -                   550              33,143                550
 OTHER GENERAL AND ADMINISTRATIVE        130,167                43,183             305,950            105,813
 IMPAIRMENT OF ASSETS                          -                     -                   -             15,342
                                     -----------           -----------         -----------        -----------
  TOTAL EXPENSES                         184,639                81,258             527,729            190,463
                                     -----------           -----------         -----------        -----------

LOSS FROM OPERATIONS                    (305,313)             (354,502)           (564,794)          (292,081)
                                     -----------           -----------         -----------        -----------

OTHER INCOME (EXPENSE)
 LOSS ON DISPOSAL OF FIXED ASSET          (8,752)                    -              (8,752)                 -
 INTEREST INCOME                               -                     -                 100                  -
 INTEREST EXPENSE                         (1,000)                    -              (1,000)                 -
                                     -----------           -----------         -----------        -----------
TOTAL OTHER INCOME (EXPENSE)              (9,752)                    -              (9,652)                 -
                                     -----------           -----------         -----------        -----------

NET LOSS                                (315,065)        $    (324,502)      $    (574,446)     $    (292,081)
                                     ===========           ===========         ===========        ===========

LOSS PER SHARE
 NET INCOME (LOSS)                      (315,065)             (324,502)           (574,446)          (292,081)
 PREFERRED STOCK DIVIDENDS               (12,526)                    -             (37,578)                 -
                                     -----------           -----------         -----------        -----------

NET LOSS AVAILABLE TO COMMON
SHAREHOLDERS                            (327,591)        $    (324,502)      $    (612,024)     $    (292,081)
                                     ===========           ===========         ===========        ===========

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED                          (0.07)        $       (0.08)      $       (0.13)     $       (0.07)
                                     ===========           ===========         ===========        ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED                      4,893,425             4,000,000           4,850,568          4,000,000
                                     ===========           ===========         ===========        ===========

See accompanying notes to condensed consolidated financial statements.


                 PATRIOT MOTORCYCLE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                             FOR THE NINE       FOR THE NINE
                                                             MONTHS ENDED       MONTHS ENDED
                                                             JUNE 30, 2002      JUNE 30, 2001
                                                             -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                                      $ (574,446)        $ (292,081)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
 CASH USED IN OPERATING ACTIVITIES:
  DEPRECIATION                                                     6,708             17,710
  STOCK ISSUED FOR SERVICES                                       76,500            (50,000)
  LOSS ON DISPOSAL OF FIXED ASSETS                                 8,752                  -
CHANGES IN OPERATING ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE                       4,825             (5,742)
  (INCREASE) DECREASE IN INVENTORY                               470,147           (332,903)
  DECREASE IN OTHER ASSETS                                             -              2,546
  INCREASE IN PREPAID                                             (6,078)           (20,000)
  INCREASE (DECREASE) IN CASH OVERDRAFT                           (4,992)            68,512
  INCREASE (DECREASE) IN ACCRUED PAYROLL AND PAYROLL TAXES        17,684             (4,086)
  INCREASE IN ACCOUNTS PAYABLE                                    36,608             11,826
                                                                --------          ---------
    NET CASH USED IN OPERATING ACTIVITIES                        (35,708)          (604,218)
                                                                --------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  PURCHASE OF PROPERTY AND EQUIPMENT                              (2,000)                 -
  ADVANCES TO SUBSIDIARY                                               -          1,000,000
  CERTIFICATE OF DEPOSIT                                               -              7,500
                                                                --------          ---------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           (2,000)         1,007,500
                                                                --------          ---------
  CASH FLOWS FROM FINANCING ACTIVITIES:
  REPAYMENTS TO STOCKHOLDER                                      (78,126)          (402,638)
  REPAYMENT OF NOTE PAYABLE                                       (5,000)                 -
  PROCEEDS FROM NOTE PAYABLE                                      50,000                  -
                                                                --------          ---------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           33,126           (402,638)
                                                                --------          ---------
INCREASE IN CASH AND CASH EQUIVALENTS                                582                644

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                       35                600
                                                                --------          ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                            617              1,244
                                                                ========          =========

See accompanying notes to condensed consolidated financial statements.


                 PATRIOT MOTORCYCLE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


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

NOTE 3  INVENTORIES

INVENTORIES AT JUNE 30, 2002 CONSIST OF THE FOLLOWING:

                                   2002
                                 -------
PURCHASED PARTS             $    258,758
MOTORCYCLES IN PROGRESS           34,010
COMPLETED MOTORCYCLES             31,625
                                 =======
                                 324,393

THE COMPANY'S PARTS INVENTORY CONSISTS OF A WIDE VARIETY OF PRODUCTS USED IN THE PRODUCTION OF NEW MOTORCYCLES. THE COMPANY'S PARTS AND IN PROGRESS INVENTORY HAS BEEN CLASSIFIED AS NON-CURRENT DUE TO THE LAYOFF OF MOST OF ITS PRODUCTION EMPLOYEES DURING THE FIRST FISCAL QUARTER. DURING AUGUST 2002, THE COMPANY SOLD VARIOUS PURCHASED PARTS AT BELOW COST TO RAISE OPERATING CAPITAL, AS A RESULT, THE COMPANY ADJUSTED ITS INVENTORIES TO THE NET REALIZABLE VALUE OF THE INVENTORY SOLD.

NOTE 4  NOTE PAYABLE

DURING THE THREE MONTHS ENDED JUNE 30, 2002, THE COMPANY ENTERED INTO A NOTE PAYABLE OF $50,000 WITH AN UNRELATED PARTY, SECURED BY THE PERSONAL GUARANTEE OF THE COMPANY'S PRESIDENT AND CEO, BEARING INTEREST AT 12%, WITH MONTHLY PAYMENTS OF $5,000 THROUGH FEBRUARY 15, 2003. THE NOTE IS CURRENTLY IN DEFAULT.

NOTE 5  COMMITMENT AND CONTINGENCIES

THE COMPANY, IN ITS FIDUCIARY CAPACITY AS AN EMPLOYER, HAS THE PRIMARY RESPONSIBILITY FOR DEDUCTING AND REMITTING BOTH THE EMPLOYER AND EMPLOYEE PORTIONS OF PAYROLL RELATED TAXES TO THE APPROPRIATE GOVERNMENTAL AGENCIES. DURING THE NINE MONTHS ENDED JUNE 30, 2002, THE COMPANY PAID APPROXIMATELY $123,500 IN COMPENSATION TO EMPLOYEES UPON WHICH TAXES WERE WITHHELD BUT NOT REMITTED TO THE APPROPRIATE GOVERNMENTAL AUTHORITIES. NO ACCRUAL HAS BEEN MADE FOR INTEREST AND PENALTIES AS OF JUNE 30, 2002.

NOTE 6  COMMON STOCK ISSUANCES

DURING THE NINE MONTHS ENDED JUNE 30, 2002, THE COMPANY RECOGNIZED $61,200 OF DEFERRED CONSULTING EXPENSES AND $15,300 OF PROFESSIONAL FEES WHICH REPRESENTED THE FAIR VALUE OF 150,000 SHARES ISSUED FOR SUCH SERVICES.

NOTE 7  GOING CONCERN

IN OUR AUDITED FINANCIAL STATEMENTS DATED AS OF SEPTEMBER 30, 2001, OUR INDEPENDENT AUDITORS, WEINBERG & CO., C.P.A., ISSUED A GOING CONCERN QUALIFICATION IN ITS INDEPENDENT AUDITOR'S REPORT AND IN FOOTNOTE 9 TO OUR FINANCIAL STATEMENTS, BOTH OF WHICH WERE FILED AS PART OF OUR ANNUAL REPORT ON FORM 10-KSB FOR FISCAL YEAR 2001. DURING THE NINE MONTHS ENDED JUNE 30, 2002, AS SHOWN IN THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS, THE COMPANY INCURRED A NET LOSS OF $574,446 FROM OPERATIONS, IS CURRENTLY NOT MANUFACTURING MOTORCYCLES AND HAS A WORKING CAPITAL DEFICIENCY OF $332,740. THESE FACTORS INDICATE TO MANAGEMENT THAT THE CONCERNS EXPRESSED IN FOOTNOTE 9 AND IN THE INDEPENDENT AUDITOR'S REPORT DESCRIBED ABOVE HAVE NOT CHANGED MATERIALLY SINCE THE DATE OF THAT REPORT, AND THAT THE CONTINUED VIABILITY OF THE COMPANY IS STILL IN QUESTION UNLESS ADDITIONAL WORKING CAPITAL CAN BE OBTAINED BY THE COMPANY.

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

NOTE 8  SUBSEQUENT EVENTS

DURING AUGUST 2002, THE COMPANY ENTERED INTO A LETTER OF INTENT TO ACQUIRE TORQUE ENGINEERING. AS OF THE DATE OF THIS REPORT, THE ACQUISITION HAS NOT BEEN FINALIZED.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING "FORWARD LOOKING STATEMENTS". Statements contained in this quarterly report that are not based on historical fact, including without limitation statements containing the words "believe", "may", "will", "estimate", "continue", "anticipate", "intend", "expect" and similar words, constitute "forward-looking statements". These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which we operate; technology changes; the competition we face; changes in our business strategy or development plans; our ability to attract and retain qualified personnel; existing governmental regulations and changes in, or our failure to comply with, governmental regulations; liability and other claims asserted against us; it's our ability or the ability of our third- party suppliers to take corrective action in a timely manner with respect to changing government regulations; and other factors referenced in our filings with the Securities and Exchange Commission (the "SEC").

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

Our focus in the quarterly period ended June 30, 2002 has been to seek necessary working capital, continuing to implement our marketing plan and continuing to refine and develop our product lines that we designed last year. Our marketing plan focuses on dealers and the retail market, through comprehensive print advertising, participation in trade shows and other direct marketing efforts. We currently employ five full-time employees and no part-time employees, but as our new marketing plan takes effect (and subject to our ability to raise sufficient capital), we anticipate that we will hire additional sales and production assembly personnel.

We have been preparing our products for environmental testing procedures to ensure that our products are certified as complying with California's emissions testing, braking certification and noise pollution standards. Until we receive this certification, we will be unable to sell our products within the State of California, which represents a very large market of motorcycle buyers. Management has done all of the preparatory work for such testing which it can do to this point and, subject to the receipt of sufficient capital to pay for the actual testing (which runs approximately $30,000 per model to be tested), we are prepared to undertake such testing. From the date that we are able to undertake and pay for such testing, our management estimates that it will take up to ninety (90) days to complete each model (which, depending upon the availability of capital, could occur simultaneously for all of our models or, serially).

During the three-month period ending June 30, 2002, and for the entire period subsequent thereto through the date of this filing, management has been engaged in the attempt to raise working capital in amounts sufficient to meet our current and projected requirements. To date, we have been unable to obtain the capital we need to fully-implement our business and marketing plans. Management's attempts to secure equity investment under acceptable conditions have not been successfully, due primarily to investor wariness concerning the state of the economy generally, which has been especially hard-felt by "micro-cap" companies in particular. Our inability to show a more robust financial statement, as well as lack of capital to commit to fundraising and other activities, has also hurt our ability to attract favorable debt financing. In particular, the floor-planning financing arrangements which management believed were in place with Bombardier Capital, and which were discussed in public announcements in November 2001,have yet to materialize through the date of this filing, and there can be no assurance that such arrangements with Bombardier Capital (or any financial company) will close on terms favorable to us at any time in the near future. If we are not able to raise additional capital within this fiscal year, we may not be able to continue operations.

As a result of our severe lack of operating capital, we withheld, but did not remit to the appropriate taxing authorities, the payroll-related taxes due on $123,500 of wages paid during the nine-month period ended June 30, 2002, and we have not reserved for (nor, in the case of interest and penalties thereon, accrued) any amounts to be paid in respect of such tax obligations, including any penalties, interest or other assessments against Patriot for failure to pay its employment taxes and/or file the required tax forms when due. Certain of our officers and directors could be held personally liable for a portion of the employment taxes not timely paid, if we are unable to settle with the taxing authorities on such amounts. We are also subject to penalties for failure to file all required reports with the applicable taxing authorities within the prescribed time period. Since June 30, 2002, we have failed to timely pay to the taxing authorities or otherwise reserve an additional amount of approximately $16,240.76, against $53,655.32 in gross wages payable.

On May 6, 2002, we entered into a Loan Agreement (the "Note") with an unaffiliated individual residing in California pursuant to which we borrowed the sum of $50,000, specifically to be used for the purpose of funding the purchase of goods and services directly related to our manufacturing needs. The Note is payable in eight equal installments of $5,000 each, beginning June 17th 2002 and ending January 15, 2003, and the remaining $10,000 of principal due to the lender was credited against the purchase price of a motorcycle purchased by the lender. The Note does not accrue interest as long as it is being paid currently, however the Note calls for a 12% interest charge if the Note is defaulted upon, and a 15% charge if an attorney is required to enforce collection under the Note. To date, we have not been able to make all payments of principal when due, however the lender has not yet taken action to enforce the Note, although such action could be taken by him at any time under the terms of the Note and the company is currently unable to make payment of the principal balance of the Note should he choose to do so.


RESULTS OF OPERATIONS

For the three months ended June 30, 2002, we had sales of $127,713, compared to $48,984 for the three months ended June 30, 2001. This amount, approximately a 161% increase, is primarily attributable to sales of both manufactured bikes and parts in the ordinary course of business, while approximately 14% of our sales revenue during this period came from the liquidation of obsolete inventory.

While  our sales revenue increased during the three month period ended June  30,
2002, our cost of sales, decreased by approximately 15%, from $292,228 for the three months ended June 30, 2001, to $248,387 for the three months ended June 30, 2002. The primary reason for this decrease is that a substantial portion of our total sales during this quarter was of individual parts, rather than entire motorcycles, and our costs of sales for parts is significantly less than it is for complete motorcycles. Our cost of operations was $184,639 for the three months ended June 30, 2002, which represents an increase of approximately 127% from our cost of operations of $81,258 for the three months ended June 30, 2001. Of this amount, approximately 77% represented general and administrative costs, primarily attributable to the expenses we incurred in preparing for and attending two trade shows in April 2002 (the Arizona Bike Fest, Scottsdale, AZ, and the Laughlin River Run, Laughlin, NV), as well as costs incurred in furthering our efforts in creating and implementing our business and marketing plans. We also continue to incur increased legal and professional costs in complying with our reporting company requirements, as well as increased research and development costs. Our loss from operations for the three months ended June 30, 2002 equaled ($356,776), or ($0.08) per common share (basic and diluted), compared to ($305,313), or ($0.07) per common share (basic and diluted), for the three months ended June 30, 2001. For the nine months ended June 30, 2002, our loss from operations equaled $616,257), or ($0.14) per common share (basic and diluted), compared to ($574,446), or ($0.13) per common share (basic and diluted) for that same period in 2001.

SUBSEQUENT EVENTS

In  addition  to  the other matters discussed in this Report pertaining  to  the three-months ended June 30, 2002, subsequent to such period we entered into a Letter of Intent to acquire all of the capital stock or assets of Torque Engineering Corporation, of Elkhart, Indiana, in exchange for stock of Patriot Motorcycles, subject to Patriot being able to secure funding in an amount sufficient to support the ongoing business and operations of Torque as currently being conducted. The Letter of Intent was signed on August 2, 2002, is non-binding, and left many material terms about the transaction to be addressed in a definitive agreement following the completion of the parties' due diligence and negotiations. Since the date of this Letter of Intent, Torque has filed for protection under the federal bankruptcy laws. Notwithstanding that fact, we continue to believe that the addition of Torque to our business plan would be a positive step, and the parties are continuing to discuss how an acquisition or merger along the lines contemplated in the Letter of Intent might be effected. Any proposed transaction, in addition to the normal authorizations of the Board of Directors and shareholders of the respective companies, would require the consent of the applicable Bankruptcy Court before it could be consummated. We intend to spend some portion of any funds which we are able to raise toward finalizing and effectuating this prospective acquisition from bankruptcy.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

We are listed with the Over-The-Counter Electronic Bulletin Board by the National association of Securities Dealers ("NASD"). The most recent application to have our securities traded was approved by the NASD on March 13, 2002, and trading commenced thereafter. Due to our failure to file this Quarterly Report on Form 10QSB on the date it was due to be filed with the SEC, which failure was due to our lack of sufficient capital at the time to have our professional advisors prepare the necessary documentation, we received an "e" next to our symbol on the Bulletin Board, indicating that we had thirty days in which to file the delinquent report or we would be delisted from the Bulletin Board. The date on which we are scheduled to be delisted is the end of day on September 23, 2002, but our filing of this Form 10QSB prior to that time will permit us to have the "e" removed from our symbol and to remain trading on the Bulletin Board. In the event we fail to keep our periodic reports timely filed with the SEC as required by the Securities Exchange Act of 1934, we may be unable to continue trading on the Bulletin Board or to maintain an effective market in our securities.

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

Date:   September 22, 2002


In accordance with the Exchange act, this report has been signed by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.


Signature                 Title                           Date
---------------------     ---------------------------     ------------

By: /s/ Michel Attias     CEO, President,                 September 23, 2002
        -------------     Principal Financial Officer,
        Michel Attias     Controller and Director


By: /s/ Alex Mardikian    Vice-President, Director        September 23, 2002
        --------------
        Alex Mardikian


By: /s/ Sherry Durst      Director                        September 23, 2002
        ------------
        Sherry Durst