Form 10KSB
period 2004-09-30
PATRIOT MOTORCYCLE CORP
filed 2005-07-29
CIK 1073949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 333-75791

PATRIOT MOTORCYCLE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	13-3961109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

930 Calle Negocio, Suite A, San Clemente, CA 92673

(949) 488 0434

(Address of principal executive offices) (Phone Number)

Securities registered pursuant to Section 12 (b) of the Act: N/A

Securities registered pursuant to Section 12 (g):

Common Stock, par value $.001 per share

Preferred Stock, par value $.001 per share

(Title of Class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐    No  ☒

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange A Rule 12b-2)

Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing price of such stock, as reported by the Pink Sheets on September 30, 2004 is $6,338,038.

The number of shares outstanding of each of the registrant’s common stock as of September 30, 2004 was 6,460,891.

Transitional Small Business Disclosure Format (Check one) Yes ☐  No ☒

PATRIOT MOTORCYCLE CORPORATION

PART I

EXPLANATORY NOTE

This Annual Report on Form 10-KSB for fiscal year ended September 30, 2004 contains financial and operation information for the period through September 30, 2004. Our subsequent reports and public disclosures to be filed after the date hereof will contain updated information and disclosures that may be material to an understanding of the subject matter herein and the periods prior to and subsequent to the period covered by this report.

SPECIAL NOTE REGARDING FORWARD–LOOKING STATEMENTS

In this annual report we make a number of statements, referred to as “forward–looking statements”, which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward–looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward–looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions. When reading any forward looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those expressed in the sections entitled “Risk Factors” and “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations”.

Each forward–looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this annual report as well as other public reports filed with the United States Securities and Exchange Commission (the “SEC”). You should not place undue reliance on any forward–looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward–looking statement contained in this annual report to reflect new events or circumstances unless and to the extent required by applicable law.

ITEM 1.	BUSINESS

Introduction

Patriot Manufacturing Corporation (“Manufacturing”) was formed on October 25, 1999 as a California corporation. Davenport Ventures, Inc. (“Davenport”) was formed on July 30, 1993 as a Nevada corporation. On August 18, 1996, Davenport merged into Royal Mortgage Corporation and the surviving entity changed its corporate name to Royal Financial Corporation (“Royal”). On November 23, 1998, Royal filed registration Form 10SB12G to establish public trading. In May 2001, Manufacturing merged into Royal and the surviving entity changed its name to Patriot Motorcycle Corporation (“Patriot,” “we,” “us,” “our,” or the “Company”) and divested several unrelated businesses. During the later part of 2002 and 2003, numerous attempts to achieve satisfactory financing and introduce viable product lines were unsuccessful and our business was dormant from July 2002 to June 2004. In August 2004, we became the exclusive distributor in the United States of the Yamoto™ line of dirt bike motorcycles and all-terrain vehicles (“ATVs”) manufactured in China to the our specifications. Our mission is “to be the first to build brand identity, market, sell and service a high-quality Chinese-manufactured line of off-road motorcycles, all-terrain vehicles, watercraft and other motorized products with the purpose of ‘bringing affordable family fun to the world.’”

As of September 30, 2004, we distribute a moderately priced line of eight dirt bike motorcycles and six ATVs for families and other entry-level consumers. Once the we have further established a domestic, and then an international dealer organization through which it is selling the Yamoto by Patriot ™ brand of dirt bikes and ATVs, we intend to introduce new branded products and accessories such as street bikes, watercraft, marine engines, power generators and specialty clothing.

Yamoto™ offers dirt bikes and ATVs with premium quality, reliability, and a superior warranty and customer service, all at competitive price points that are thirty to fifty percent below comparable Japanese and U.S. models. Our primary competitors in the dirt bike category are Honda, Kawasaki, Suzuki and Yamaha. These companies, along with Polaris, represent the major competitors in the ATV market. Yamoto™ also experiences some competition, due to price, from Kazuma, another Chinese off-road vehicle manufacturer.

In August 2004, we signed an exclusive contract with Yamoto™ Motor Corporation to manufacture and distribute Chinese dirt bike motorcycles and all-terrain vehicles. Yamoto™ is one of China’s largest producers of motorcycles and ATVs, with a 30-year history of producing quality recreational vehicles. Yamoto’s™ production capacity is estimated to be 66,000 units per month, which is well in excess of Patriot’s near-term production requirements, but is also sufficient to accommodate the our projected growth.

As of September 30, 2004, over 320 U. S. dealers sell our dirt bikes and ATVs and are in various stages of becoming authorized Patriot dealers. At the current pace of new dealer applications, we believe that we will have a network of 600 authorized dealers by the end of fiscal 2005. Our goal is to have 1,500 dealers by the end of fiscal 2006 and 2,500 by the end of fiscal 2007. Because of our quality, reliability, affordability and significantly higher margins for authorized dealers, established motorcycle dealers are receptive to carrying our line.

Later in 2005, we plan to introduce a personal watercraft (“PWC”), a speedboat powered by an outboard engine, and a street motorcycle for the U. S. market. It is anticipated that these new products will be manufactured in China, and when introduced, will be competitively priced to attract families and entry-level recreational consumers. We have already developed the prototype for the boat, in cooperation with the Chinese government, and is now in the process of determining which Chinese manufacturer will be suitable to build the powerboat on a large scale.

We are headquartered in San Clemente, California and as of September 30, 2004 have six full-time employees. We outsource our shipping and handling to FulSource Fulfillment and Logistics in Fremont, California. The vehicles are packed in containers holding approximately 80 units and shipped from China to the Port of Oakland. FulSource accepts and manages all shipments on our behalf and then warehouses the vehicles in its nearby facility. From that point, the products are shipped directly to the dealers across the country, where the final assembly occurs.

Industry Overview

We are presently engaged in the distribution of off-road vehicles, both dirt bike motorcycles and ATVs. In 2003, according to the Motorcycle Industry Council (“MIC”), 318,000 new dirt bikes were sold in the United States, at an estimated aggregate value of $1 billion. According to the Specialty Vehicle Institute of America (“SVIA”), 884,000 all-terrain vehicles were sold in 2003. While the SVIA and the ATV Safety Institute do not publish data on total industry sales, we estimate that aggregate retail sales of ATVs were in excess of $2 billion in 2004, based on 899,000 units sold.

We have been approved for membership and participation in both MIC and SVIA. The MIC is the national trade association created to promote motorcycling and to enhance the U.S. Motorcycle industry. More than 300 members represent manufacturers and distributors of motorcycles, scooters, parts and accessories, and interface with allied trades (such as publishing, insurance and consultants) that support the continued development of statistics, effective governmental efforts and industry relations. Since 1983, the SVIA has promoted the safe and responsible use of ATV’s through rider-training programs, public-awareness campaigns and state legislation. The SVIA also serves as a resource for ATV research, statistics and vehicle standards.

MIC and SVIA membership is open to companies engaged in the business of manufacturing, importing and/or wholesale distribution of motorcycles and ATV’s in the United States. Member companies include: (MIC) Aprilia, BMW, Ducati, Honda, Kawasaki, KTM, Piaggio/Vespa, Suzuki, Triumph, Victory and Yamaha as well as (SVIA) AlphaSports, Arctic Cat, Bombardier, Bush Hog, Honda, John Deere, Kawasaki, Suzuk and Yamaha.

We believe that in late 2005 we will have the added opportunity to distribute Chinese-manufactured street bikes in the United States. We are presently committing research and development expenditures to this addressable market segment. The on-road market is significantly larger in terms of vehicles in use, annual sales and dollar value per unit than the off-road market. According to the MIC, in 2003, there were 8.8 million motorcycles in operation in the United States, or 3.0 motorcycles for every 100 persons. Of those, 6.9 million were used on public roads and highways, and 2.4 million were used off-road; these figures include 500,000 dual-purpose bikes, which are designed for use on public roads and for off-highway recreational purposes. In addition, the SVIA estimates that there are approximately 6.2 million all-terrain vehicles owned and operated in the United States.

Based on MIC estimates, new on-highway motorcycle sales exceeded $7 billion in 2003. At the present time, according to MIC, 13,924 retail outlets sell motorcycles and related products in the United States. 45% of these retail outlets are authorized to sell new motorcycles, scooters or all-terrain vehicles based on MIC estimates. Rather than creating its own dealer network from scratch, we are targeting select dealers among the several thousand that are already established. The other 55% of the 13,924 retail outlets specialize in motorcycle related parts, accessories, used vehicles or service, but are not authorized to sell new motorcycles, scooters or ATVs according to MIC.

Many of these same dealers and retail outlets sell, or could sell, personal watercraft. The personal watercraft industry peaked in 1995 with approximately 200,000 units sold according to the National Marine Manufacturers Association (“NMMA”). Since that time, annual PWC sales have declined significantly. In 1998, according to the NMMA, there were approximately 130,000 units sold. This number dropped to 79,300 in 2002 and 80,600 in 2003. PWC sales were accorded a total retail value of $716 million in 2003 according to the NMMA. Based on NMMA estimates, there were approximately 1.42 million PWC owned in 2003. Since the mid-1990s, sit-down style, multi-passenger watercraft have represented 99% of all PWC sales, with three- and four-passenger family models the fastest growing segment according to the NMMA. The NMMA estimates twenty million Americans ride personal watercraft each year. We plan to enter the PWC market in late 2005.

In addition, we believe there is a corporate opportunity in the retail boating and marine engine industries. According to the NMMA, the U. S. retail boating market experienced total revenues in excess of $13 billion in 2003, mainly from sales of outboard boats, outboard motors, boat trailers, inboard boats, stern-driven boats, personal watercraft and sailboats. In 2003, there were approximately 17.5 million boats in use in the United States. In 2003, outboard boat sales exceeded $2.7 billion and outboard motor sales exceeded $2.5 billion, for a combined total of more than $5.2 billion. According to the NMMA, 72 million Americans each year participate in some form of recreational boating.

Designated Riding Areas for Off-Road Vehicles and Personal Watercraft

All 50 states have areas where off-road vehicles may be operated. Due to safety and environmental concerns, in many of the more populated states there is a growing trend toward “designated” riding areas, with boundaries and protocol, and away from unrestricted off-road use based on the operator’s own horizons. Designated riding locations are generally found on public lands in national forests, grasslands, wilderness and unpopulated rural areas, desert environs and established recreational areas. Often, operator fees are charged and are applied to the maintenance of trail networks and forestry roads.

In general, personal watercraft may be operated anywhere boating is permitted. This includes fresh water lakes, rivers, bays and salt-water bodies.

All-Terrain Vehicles (“ATVs”)

The American National Standards Institute, Inc. (“ANSI”) defines an all-terrain vehicle as “any motorized off-highway vehicle designed to travel on four low pressure tires, having a seat designed to be straddled by the operator and handlebars for steering control, and intended for use by a single operator and no passenger.” ATVs are manufactured in three general size categories. Adult-size ATVs are those models with engine sizes greater than 90cc. These models are for operators 16 years and older. Youth-12 models are those with engine sizes from 70cc to 90cc. These models are for children from 12 to 15 years old. Youth-6 models are those with engines sizes less than 70cc. These models are for children from 6 to 11 years old.

Today’s models are tailored to the sport and utility markets. Sport models are generally small, light, have 2-wheel drive and are capable of fast acceleration. These models are often built for motocross racing, either in the design of the machine or at least in the marketing of it. For successful motocross racing, a quad must be lightweight, powerful, and have a low center of gravity and good suspension characteristics. There are many other types of sports riding and racing, such as GNCC (woods racing), Baja (desert racing), hill climbing and trail riding. Utility models are generally larger, feature 4-wheel drive, have high-end speeds of approximately 45 mph and have the ability to haul small loads. Due to the different weights, each has advantages on different types of terrain.

In the United States, annual sales of ATVs have increased steadily since 1991. According to the SVIA and the ATV Safety Institute, annual sales of ATVs have increased over 500% since 1993 to approximately 847,000 units in 2002. ATV owner and user demographics are:

•	More than 15 million American riders;

•	70% ride as a family recreational activity;

•	Medium owner age of 40;

•	71% are married and 86% are male;

•	43% have professional/managerial occupations; and

•	Median household income is $62,000

Dirt Bike Motorcycles

The MIC estimates that 1,001,000 new two-wheel motorcycles were sold in the U. S. in 2003. This figure includes street bikes, dual-purpose motorcycles and dirt bikes. 66% (662,000 units) were classified as on-

highway, 2% (21,000 units) were dual-purpose motorcycles and 32% (318,000 units) were off-highway. We are primarily focused on the off-highway portion of the market. Off-highway motorcycles are not certified by the manufacturer to be in compliance with Federal Motor Vehicle Safety Standards, and are not designed for use on public roads.

According to the MIC, in 2003, there were approximately 1.88 million dirt bike motorcycles in operation in the United States. The off-highway segment of the motorcycle industry is dominated by products with relatively small engines. Nearly all, or approximately 1.7 million, of dirt bike motorcycles currently in use have an engine displacement of less than 350cc.

Personal Watercraft (“PWC”)

We are in the process of developing a personal watercraft, which will be manufactured in China, and when introduced, will be competitively priced to attract entry-level recreational consumers. According to The Personal Watercraft Industry Association, the PWC concept originated in the 1960s when a home inventor conceived and built his notion of a powered water ski. This design combined the elements of self-power, small size, and a maneuverable, active ride.

Bombardier Recreational Products, known for its Ski-Doo® snowmobiles, introduced a craft in the late 1960s with limited success. This craft gets credit for being the first sit-down style PWC. In the early 1970s, Kawasaki Motors Corp. U.S.A. introduced the JET SKI® watercraft, the first commercially successful PWC. PWC are considered by the U.S. Coast Guard to be inboard boats under 16 feet in length. They are powered by either a 2-stroke gasoline engine (the same basic engine type which is found in most outboard motors), or by a 4-stroke gasoline engine, the same engine type used in cars. Because of environmental concerns, the industry has shifted to 4-stroke engines, which is the type that we are adopting.

Today’s personal watercraft are small family boats with clean, quiet and fuel-efficient engines and no exposed propellers. Manufacturers have been responsive to customers’ desires for environmentally friendly recreation and have created cleaner, quieter and safer PWC. According to The Personal Watercraft Industry Association, in less than three years manufacturers have attained the same level of engine emission reductions it took the automobile industry 25 years to achieve. Today’s PWC produces 75% fewer emissions than models manufactured in 1998, and with hull insulation and other muffling techniques, today’s models are 70% quieter than those produces only three years ago.

Our management believes that price is the single most important factor behind the industry’s decline in sales, from 200,000 units sold in 1995, to 80,600 units sold in 2003 as estimated by the NMMA. According to the NMMA, the average retail price of a PWC in 2003 was $8,890. We believe that the demand for PWC is price elastic, and that at a lower price point, there is a strong market potential for its new entry-level 2- and 3-seater products. The 2-seater Patriot PWC will have a suggested retail price of approximately $3,900 and the 3-seater PWC will retail for $4,500 to $4,900.

Speedboats

Another business opportunity that we are vigorously pursuing is the sale of motorboats, made in China, to the American consumer. With the prototype already built, we believe that commercial production will begin by year-end 2005.

Competition

There is significant competition among entrenched manufacturers of quality dirt bikes and all-terrain vehicles. ATV manufacturers include Cannondale, Honda, Kawasaki, Long Chang, Polaris, Suzuki and

Yamaha. Dirt bike producers include Honda, Kawasaki, Suzuki and Yamaha. Many of these off-road vehicle manufacturers are affiliates of large multinational corporations that have significant financial resources and marketing budgets, entrenched dealer networks, loyal customer base and brand name recognition.

We also experience competition from Kazuma, which is a Chinese manufacturer of dirt bikes and ATVs. In general, Kazuma products are less expensive and offer fewer features. We believe we offer better product designs with greater curb appeal, a warranty, and better after-market support for dealers and customers. Some U.S. dealers carry both Yamotos and Kazumas in order to provide a wider array of products to entry-level buyers, many of which are highly price sensitive.

There are four major companies currently active in the personal watercraft market: Kawasaki (JET SKI®), Yamaha (WaveRunner®)—which truly began the change in market emphasis from the stand-up style PWC to a sit-down style with one- or two-person capacities— Bombardier Recreational Products (Sea-Doo®), American Honda (AquaTrax®).

Despite the entrenchment of well-capitalized competitors in our addressable markets, we believe that we can effectively compete by offering high quality products at better retail prices, and with higher built-in dealer margins. We intend to bring new, first-time buyers—particularly families, women and seniors—into the recreational use market through affordable pricing, whereas its competitors are likely to sustain their appeal to the seasoned, competitive and/or professional rider.

Our business philosophy is to introduce recreational products that are built in China, based on U.S. manufacturing standards, to the domestic marketplace, particularly in sectors where retail prices have suppressed demand and contained aggregate growth. While each of our addressable markets is large and has several well-financed competitors, our management feels we have the ability to effectively compete due to a more affordable product offering.

Products and Features

We offer a full product line consisting of eight dirt bike motorcycles and six all-terrain vehicles. The dirt bikes range in size from 50cc to 150cc, and the ATVs models are 50cc to 250cc. The motorcycles carry suggested retail prices ranging from $859 (50cc model) to $1,494 (150cc model), and the ATVs retail for $975 (50cc model) to $2,495 (250cc model).

Yamoto™ bikes and ATVs are attractively priced compared to recognized, branded competitors such as Honda, Kawasaki, Suzuki and Yamaha. Bikes sold by competitors range in price from $1,299 (50cc model) to $3,099 (200cc model), and ATVs range in price from $2,199 (50cc model) to $3,599 (250cc model).

Pricing – Wholesale and Suggested Retail

The wholesale and suggested retail prices for each model are listed below:

Dirt Bikes	Wholesale		Retail	ATVs	Wholesale	Retail
50 CC	$575		$895	50 CC	$625	$975
70 CC	$650		$994	70 CC	$800	$1,194
90 CC	$750		$1,094	90 CC	To Be Announced
110 CC	$850		$1,194	110 CC	$950	$1,394
125 CC	$950		$1,394	150 CC	$1,050	$1,794
150 CC	$1,050	PY	$1,494	200 CC	$1,525	$2,125
150 CC	$1,050	GY	$1,494	250 CC	$1,895	$2,495

Lower Retail Prices Compared to Established Competitors

Our business model was designed to provide customers and dealers with a quality product that significantly and consistently out-prices the competition, by up to 50%. Our manufacturing efficiencies and low operating costs give it a pricing advantage at the retail level, and dealers experience higher margins than on competitive products. The following tables contain the suggested retail prices for Patriot’s motorcycles and ATVs and those of representative competitors:

Dirt Bikes	Patriot Retail Price	Competition Retail Price
50 CC	$895	50 CC	$1,299
70 CC	$994	70 CC	$1,599
90 CC	$1,094	90 CC	$1,699
110 CC	$1,194	100 CC	$2,319
125 CC	$1,394	125 CC	$2,399
150 CC PY/GY	$1,494	150 CC	$3,099

ATVs	Patriot Retail Price	Competition Retail Price
50 CC	$975	50 CC	$2,199
70 CC	$1,194	80 CC	$2,599
90 CC	To Be Announced	90 CC	$2,649
110 CC	$1,394	—No Competition—
150 CC	$1,794	—No Competition—
200 CC	$2,125	200 CC	$3,299
250 CC	$2,495	250 CC	$3,599

Manufacturing and Distribution

Our management interviewed and examined numerous manufacturers before entering into an exclusive contract with Yamoto Motor Corporation in China. Yamoto™ operates under the name of Chongqing Huansong Industries (Group) Co., Ltd. (formerly known as Chongqing Wangguan Motorcycles Industries Co., Ltd.), which is incorporated in China (“Chongqing”). It is one of China’s largest producers of motorcycles and ATVs, with a 24-year history of producing quality recreational vehicles. However, its total output has declined over the last three years as Chinese consumers are migrating from motor bikes to automobiles.

Chongqing’s new manufacturing facility, which contains approximately 1.47 million square feet, was built in 2001. The facility at full production can employ up to 1,499 staff, 99 of which dedicated to research and development and 499 of which are dedicated to engineering and quality control. The quality control system of this facility has been certified in accordance with ISO 9001-9004 standards. The production capacity of the facility is estimated to be 66,000 units per month. The configuration of each product model is the result of extensive product development. Innovative styles have been transferred into production models using disciplined manufacturing techniques that are closely tracked to ensure quality control.

Once vehicles have been manufactured, they are shipped in containers of approximately 80 units each to the Port of Oakland, California. There, they are received, managed and warehoused by FulSource Fulfillment and Logistics of Fremont, California. Distribution of the vehicles to the individual dealer locations across the country occurs from FulSource’s warehouse.

We have the exclusive distribution rights for Yamoto™ products in the United States, Canada, Mexico, Chile, Brazil, Sweden, Norway, Denmark and Finland. It is the our intention to exploit these markets as quickly as possible and to eventually secure exclusive distribution rights for Yamoto™ products on a global basis.

Purchasing Policies

All motorcycles and ATVs are purchased from our contracted manufacturer in China and delivered to Fremont, California, in care of FulSource Fulfillment and Logistics. The payment, including shipping costs, occurs through a negotiable letter of credit. We are obligated to purchase a minimum of one container per order and has agreed to purchase a minimum of 120 containers per year. Each container houses approximately 80 motorcycles and ATVs. Our current order rate is significantly in excess of the minimum purchase requirements.

Qualified Retail Dealers

Our policy is to sell its products to an existing, nationwide network of motorcycle and off-road vehicle dealers, and major chain retailers, instead of directly to the public. To this end, we have identified thousands of potential, established dealers in the United States alone. In the future, new, start-up and international dealers may offer additional sales channels. As of September 30, 2004, we have a network of 320 dealers that are selling our motorcycles and ATVs and are in various stages of becoming authorized Patriot dealers. At the current pace of new dealer applications, we anticipate having approximately 600 dealers by the end of fiscal 2005. Most qualified dealers already sell dirt bikes and ATVs produced by competitors, and the Company views these outlets as prime candidates for its vehicles. Because Yamoto™ bikes and ATVs are less expensive and dealers earn significantly higher margins on their sales vis-à-vis competitive offerings, we believe our ability to attract established dealers will accelerate.

Traditional authorized dealers sell and service the full line of Yamoto™ by Patriot dirt bikes and all-terrain vehicles, while major chain retailers represent only select products and models. Recently, we received an initial order from a major chain retailer for two specific and select models—the Yamoto ATV110 and PY110 Dirt Bike—which are non-exclusive to traditional dealers. These two models are being used to assist with accelerated branding of the Patriot and Yamoto™ names.

Retail dealers must dedicate a minimum amount of store-frontage space, prominently display Yamoto™ brand signage, employ sales personnel who are certified by us, meet annual minimum ordering requirements, participate in the training/certification program, have a qualified service department on the premises and contain their activities to their allotted trading area for marketing purposes. Dealer trading areas are defined by zip codes, population density, and (state and county) franchise, dealer and distributor laws.

Marketing Plan

The emphasis is on growing our dealer network with a national television advertising campaign, local, regional and national events, sponsorships and a robust internet/email marketing program. As of September 30, 2004, over 320 U.S. dealers sell Patriot dirt bikes and ATVs. At the current pace of new dealer applications, we believe that it will have a network of 600 authorized dealers by the end of fiscal 2005. Our goal is to have 1,500 dealers by the end of fiscal 2006 and 2,500 by the end of fiscal 2007.

We have identified partners, vendors and associations to assist in achieving its sales growth targets in a systematic fashion. The marketing plan envisions establishing a nationwide dealer network, promoting to the trade through active public relations and advertising, and soliciting directly to the consumer. Strategic partners and vendors include Freestyle MX Tour, iMedia International, Family Motor Sports, Del Tel, PBNext, Steel Dreams T.V., ProResponse, Deep Dive Promotions, Nice Fish Films and zMax.

Advertising

Patriot is a new brand on the market in a maturing industry where the competition spends millions of dollars on advertising across trade and consumer mediums. We have identified the need to advertise and communicate with three target audiences: dealers (the trade), consumers and the investment community. Each audience has its own points of influence and methods for approach. In general, we have selected multiple avenues for effectively disseminating its message: television, consumer and trade print media, email advertising, an extensive corporate web site which allows both public and private access, an interactive CD brochure, outsourced customer relationship management (“CRM”), sponsorships and cross promotions, event marketing, and associations and trade shows.

Customer Relationship Management

We outsources our customer relationship management function to ProResponse, Inc. ProResponse is an Internet-based and web-enabled database management and marketing company. It assists Patriot and designated distributors with tracking and follow-up on customers, prospects and referrals. We believe that proper information management leads to improved business-decision making and the sale of additional products and services.

Public Relations

Our mission is to become the first company to successfully brand Chinese manufactured off-road vehicles, and eventually other motorized products, in the United States and abroad. This task depends heavily upon an effective public relations and media strategy to communicate with consumers, dealers and investors.

Service, Parts and Accessories

Each dealer must maintain an appropriately sized service department which provides sufficient working space to handle expected service volume based upon the sale of our vehicles and service work occurring in the general area, and must be able to service at least two vehicles simultaneously. Each dealer also agrees to carry an adequate inventory of Yamoto™ parts and accessories to fulfill customer service and warranty requirements. Our dealer agreements outline all terms and conditions that include the keeping of accurate books and records, and compliance with federal, state and local rules and regulations, consumer protection laws and required customer notifications and disclosures. Furthermore, we have instituted a formal training program for all new dealers and their service employees.

Associations and Memberships

We have joined, associated ourselves, or have applications pending with various organizations, including the Motorcycle Industry Council (“MIC”) and the Specialty Vehicle Industry Association (“SVIA”). Among other things these associations assist us in complying with all Federal, State and Industry guidelines, furthering political objectives through industry lobbying, provide access to industry information and contacts, and allow for attendance and exhibits at trade shows and conferences.

Warranties

We initially offer a six-month manufacturer’s warranty that covers all parts through authorized dealers. Major competitors provide three- to six-month warranties. In addition, through a co-branded agreement with zMax Micro-Lubricant ™, we offer an incremental four and one half year guarantee. We believe we offer the only guarantee on engine and power train parts, and labor, for five full years.

Yamoto™ Warranty Policy

Yamoto™ provides a limited warranty on manufactured products. The following parts are covered under this warranty for six months from the original date of purchase: engine, transmission and carburetor; electrical components and wiring; and the frame, shocks, swing arm and exhaust. This warranty does not cover consumable and normal wear parts including but not limited to body panels, seat upholstery, bumper, air filters, break pads, tires, bulbs, cables, bearings, fasteners, and chain, or labor, or damage due to lack of scheduled maintenance, or accident, act of God, misuse or consumer abuse. Modifications to the vehicle that are not approved by Yamoto™ will void the warranty.

Agreement with zMax Micro Lubricants™

We secured an agreement with Oil-Chem Research Corp. (“Oil-Chem”) in October 2004 that provides the first ever five-year guarantee of off-road motorcycles and all-terrain vehicles. Oil-Chem, a subsidiary of Speedway Motorsports Inc., a NYSE-listed company, produces an environmentally-friendly, micro-lubricant, “zMax Power System”™ for use in automobiles, trucks, aircraft and other motorized transportation.

zMax Micro Lubricant’s™ Motorcycle and ATV Formula increases horsepower, extends engine life by virtue of reducing engine deposits and lowers operating temperatures. Under the agreement, zMax guarantees the power trains, transmissions and all internally-lubricated parts, including primary drives, carburetors and shaft final drives. Under the agreement, we supply dealers with the zMax product at wholesale price levels. Yamoto by Patriot™ products are to be serviced by dealers prior to their physical delivery to the buyer. Servicing includes the installation of four ounces of zMax in the engine and two ounces in the gas tank.

The purchaser must return to a Patriot dealer for servicing, which includes an oil change and installation of the zMax product, every six months. This servicing creates a paper trail to support the zMax guarantee and adds an additional revenue stream for authorized dealers. The initial six-month, parts only, warranty package is provided by the manufacturer. With the implementation and maintenance of the zMax program, zMax guarantees the listed parts and labor for five years at the conclusion of the initial six-month warranty.

The zMax product is packaged in a co-branded format with Patriot. zMax has signed an exclusive agreement with us to sell the Patriot zMax Motorcycle Formula™ to the motorcycle industry. Revenues from the sale of the zMax Motorcycle Formula are generated by our dealers, our retailers and non-Patriot retailers.

Product Liability Insurance

Commercial insurance is provided by Steadfast Insurance Company, which is a major insurer and risk-engineering company. We carry general insurance, product liability and general umbrella policies with an aggregate coverage limit of $9,000,000. To date, we have experienced no losses from liability or product liability. We also require our dealers to continuously maintain, at their own expense, insurance against all liability for acts or omissions of the dealer or any of its employees, agents or contractors in connection with the sale of products or the rendering of services.

Future Growth Opportunities

Once we have established a domestic dealer organization through which it is selling the Yamoto by Patriot ™ brand of dirt bikes and ATVs, it intends to introduce new branded products and accessories such as street bikes, watercrafts, marine engines, power generators and specialty clothing. The underpinnings of our current and future business activities are inexpensive Chinese materials and labor, with conformity to U. S. manufacturing standards. In 2005, we plan on expanding our dirt bike motorcycle and ATV distribution channels into foreign markets, adding sales teams in Canada, Mexico, South America and select countries throughout the world. We also intend to introduce an affordable personal watercraft to the U. S. market, a street motorcycle and speedboat later in 2005, and other motorized products over time.

Quality Control and Back Office Automation

The quality control system of the Chongqing manufacturing plant has been certified in accordance with ISO 9001-9004 standards. ISO is the International Organization for Standardization, which was established in 1947 and is located in Switzerland. ISO facilitates the international coordination and unification of industrial standards and is the world’s largest developer of such standards. The organization’s principal activity is the development of technical standards, which ultimately raise levels of quality, safety, reliability, efficiency and interchangeability.

These standards are useful to governments and other regulatory bodies, to trade officials, to conformity assessment professionals, and to suppliers and customers of products and services in both public and private sectors. ISO standards contribute to making the development, manufacturing and supply of products and services more efficient, safer and cleaner. They make trade between countries easier and fairer. They provide governments with a technical base for health, safety and environmental legislation. They aid in transferring technology to developing countries. ISO standards also serve to safeguard consumers, and users in general, of products and services.

More than one half million organizations in 150 countries are implementing ISO 9000, which provides a framework for quality management throughout the process of producing and delivering products and services across international boundaries to the consumer. The vast majority of standards are highly specific to a particular product, material or process.

Regulations

Emission and noise standards for dirt bike motorcycles and all-terrain vehicles vary from state to state. Some states have no registration requirements for off-road vehicles and others such as California—the largest potential market for our products—have stringent standards. The Enforcement Division of the California Air Resources Board (“CARB”) has the responsibility for preventing the illegal sale and use of non-conforming or non-California certified vehicles, engines, and emissions related parties in California. One category that the Enforcement Division regulates is Off-Highway Recreational Vehicles.

Regulations apply to off-road motorcycles and all-terrain vehicles manufactured on or after January 1, 1997, and all off-road vehicles sold in California, model year 1998 or later, must be certified by the CARB. There are two types of certifications available, a compliant certification (“green sticker”) and a non-compliant certification (“red sticker”). A vehicle certified compliant meets the emission standards set forth by the regulation and when registered will receive a green sticker from the Department of Motor Vehicles. The green sticker allows the vehicle to be ridden in any designated riding area at any time during the year. A non-compliant vehicle receives a red sticker at the time of registration. It limits the use of the vehicle according to the regulations, which may allow for seasonal riding.

We have recently received “green sticker” certificates for six of its dirt bike models and six of its ATV models from the CARB, and we anticipate beginning a systematic product roll out in California in the near future. Beginning in January 2006, uniform federal standards will replace those of individual states, including California, and we are in the process of ensuring that our 2006 models comply with the pending reforms.

Yamoto™ only manufactures off-road vehicles with four-stroke engines. Some of its competitors produce vehicles with two- and four-stroke engines. At the present time, two-stroke engines are being phased out over the next three years as the Environmental Protection Agency is adopting and enforcing stricter emission standards.

Intellectual Property

In June 2005, Patriot filed an application for the Yamoto By Patriot™ trademark which we will co-brand with Yamato Motor Corporation. The Company will be applying for additional trademark and copyright protection in the near future.

Employees and Facilities

As of September 30, 2004, we employed six individuals. Management believes employee relations are good and none of the employees are represented by a collective bargaining unit. We rent approximately 7,355 square feet of space as its corporate headquarters at 930 Calle Negocio, Suite A, San Clemente, CA 92673 at a rate of $6,348 per month rent on a lease that expires on February 28, 2007. The building contains executive offices, sales and marketing, dealer support, and a regional parts center. We have no other corporate-owned or leased properties, and it out sources all shipping and handling of new Chinese vehicles to FulSource Fulfillment and Logistics in Fremont, California.

Risk Factors

This annual report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words. Our actual results may differ materially from the results projected in the forward-looking statements. While the risks described below are the ones we believe are most important for you to consider, these risks are not the only ones that we face. If any of the following risks actually occur, our business, financial condition, operating results or cash flows could be materially harmed.

We have a history of losses and we may never sustain profitability. At of September 30, 2004, we had a shareholders’ equity of $526,520 and a working capital of $323,853. Our ability to generate profits in the future will depend on a number of factors, including our ability to:

•	effectively sell the Yamoto by Patriot™ line of motorcycles and ATV’s which are manufactured in China and distributed by Patriot to dealers in commercial quantities;

•	recruit and maintain qualified independent dealers to sell the Yamoto™ products;

•	obtain market acceptance of the Yamoto™ motorcycles and ATV’s;

•	expand our capabilities in terms of personnel, equipment and internal systems to manage our growth effectively;

•	Compete within our targeted market; and

•	maintain control over substantial costs relating to the introduction and marketing of the Yamoto™ motorcycle and ATV products, including parts, design changes relating to new products and improvements or alterations to existing products.

Many of these factors will depend on circumstances beyond our control. Our company was dormant from July 2002 to June 2004, we have yet to make a profit since resuming operations and we may not achieve consistent profitability in the foreseeable future, if ever. We can give you no assurance that we will ever be month-after-month profitable, or that any revenues we do generate will be sufficient for us to continue successfully.

We only have a limited operating history. We have been focused primarily on developing our dealer network and marketing the Yamoto™ motorcycles and ATV’s. Our operating history is very limited, and we have not realized significant revenues from our product sales.

You should evaluate the likelihood of our anticipated financial and operational success in light of the uncertainties and complexities inherent in a development stage venture, many of which are beyond our control, including:

•	our ability to distribute, sell and market the Yamoto™ products;

•	our ability to introduce new products;

•	the performance of the Yamoto™ motorcycle and ATV products;

•	the significant and ongoing funds needed to market and meet sale objectives;

•	the appeal of the Yamoto™ products to dealers and consumers; and

•	our ability to generate adequate revenue to support our operations.

Our operations have been limited due to our initial organizing costs associated with staffing of our company and dealer network. These operations only provide a limited basis for you to assess our ability to effectively commercialize the Yamoto™ motorcycle and ATV products and the advisability of investing in us.

We may require additional financing to sustain our operations and without it, we may not be able to continue operations. Our inability to raise additional working capital at all or to raise it in a timely manner may negatively impact our ability to fund our operations, to generate revenues, and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business. Should this occur, the value of a shareholder’s investment in our common stock could be adversely affected.

We have no committed sources of additional capital. For the foreseeable future, we intend to fund our operations and capital expenditures from limited cash flow from operations, our cash on hand and the net proceeds from any future offerings of our securities. If our capital resources are insufficient, we will have to raise additional funds. We may need additional funds to continue our operations, pursue business opportunities (such as expansion, acquisitions of complementary businesses or the development of new products or services), to react to unforeseen difficulties or to respond to competitive pressures. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our expansion, successfully promote our current products, license new products or enhance our products and services, take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our business and the value of your shares. If we choose to raise additional funds through the issuance of equity securities, shareholders may experience significant dilution of their ownership interest, and holders of the additional equity securities may have rights senior to those of the holders of our common stock. If we obtain additional financing by issuing debt securities, the terms of these securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions.

At September 30, 2004, we had an operating cash flow deficit of $390,646. Working capital raised subsequent to year end is sufficient financial resources to fund our operations for the next 12 months if we continue to expand operations.

We plan to grow rapidly, which will place strains on our management team and other company resources to both implement more sophisticated managerial, operational and financial systems, procedures and controls and to train and manage the personnel necessary to implement those functions. Our inability to manage our growth could impede our ability to generate revenues and profits and to otherwise implement our business plan and growth strategies, which would have a negative impact on our business and the value of your investment. Our strategy envisions growing our business by growing sales of our existing motorcycles and ATVs, acquiring licenses for and developing new products, acquiring recreational vehicle companies that complement our existing brands and expanding our dealer network. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. This expansion and these expanded relationships will require us to significantly improve and/or replace our existing managerial, operational and financial systems, procedures and controls, to improve the coordination between our various corporate functions, and to manage, train, motivate and maintain a growing employee base. Our performance and profitability will depend on the ability of our officers and key employees to: manage our business as a cohesive enterprise; manage expansion through the timely implementation and maintenance of appropriate administrative, operational, financial and management information systems, controls and procedures; add internal capacity, facilities and third-party sourcing arrangements as and when needed; maintain service quality controls; and attract, train, retain, motivate and effectively manage our employees. The time and costs to effectuate these steps may place a significant strain on our management personnel, systems and resources, particularly given the limited amount of financial resources and skilled employees that may be available at the time. We may not be able to integrate and manage successfully new systems, controls and procedures for our business, or even if we successfully integrate our systems, controls, procedures, facilities and personnel, such improvements may not be adequate to support our projected future operations. We may never recoup expenditures incurred during this expansion. Any failure to implement and maintain such changes could have a material adverse effect on our business, financial condition and results of operations.

We may make acquisitions or enter into new distribution agreements, which could divert management’s attention, cause ownership dilution to our stockholders and be difficult to integrate. Given that our strategy envisions growing our business, we may decide that it is our best interest to identify, structure and integrate acquisitions that are complementary with our business model. Acquisitions, strategic relationships and investments often involve a high degree of risk. We may also be unable to find a sufficient number of attractive opportunities, if any, to meet our objectives. Our potential strategic acquisition, strategic relationship or investment targets and partners may have histories of net losses and may expect net losses for the foreseeable future.

Acquisition transactions are accompanied by a number of risks that could harm our business, operating results and financial condition:

•	we could experience a substantial strain on our resources, including time and money, and we may not be successful;

•	our management’s attention may be diverted from our ongoing business concerns;

•	while integrating new companies, we may lose key executives or other employees of these companies;

•	we could experience customer dissatisfaction or performance problems with an acquired company or technology;

•	we may become subject to unknown or underestimated liabilities of an acquired entity or incur unexpected expenses or losses from such acquisitions; and

•	we may incur possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our business.

As a result, we might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenue and cost benefits.

We are dependent for our success on a few key executive officers. Our inability to retain those officers would impede our business plan and growth strategies, which would have a negative impact on our business and the value of your investment. Our success depends on the skills, experience and performance of key members of our management team. We are heavily dependent on the continued services of Michel Attias, our Chief Executive Officer and Dan Cwieka, our President. We do not have long-term employment agreements with many of the members of our senior management team. Each of those individuals without long-term employment agreements may voluntarily terminate his employment with the Company at any time upon short notice. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company. We do not maintain key man insurance policies on any of our officers or employees. Although we intend to issue stock options or other equity-based compensation to attract and retain employees, such incentives may not be sufficient to attract and retain key personnel.

We are also dependent for our success on our ability to attract and retain technical motor vehicle personnel, sales and marketing personnel and other skilled management. Our success depends to a significant degree upon our ability to attract, retain and motivate highly skilled and qualified personnel. Failure to attract and retain necessary technical motor vehicle personnel, sales and marketing personnel and skilled management could adversely affect our business. If we fail to attract, train and retain sufficient numbers of these highly qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected.

New rules, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain or retain listing of our common stock. We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the recent and currently proposed changes in the rules and regulations which govern publicly-held companies, including, but not limited to, certifications from executive officers and requirements for financial experts on the board of directors. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting these roles. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in the issuance of a series of new rules and regulations and the strengthening of existing rules and regulations by the SEC. Further, certain of these recent and proposed changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. Our board of directors currently consists of one member and we may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business could be adversely affected.

Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business. We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. We, like all other public companies, are incurring additional expenses and, to a lesser extent, diverting management’s time in an effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. We are evaluating our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, which we collectively refer to as Section 404. We are currently performing the system and process evaluation and testing required in an effort to comply with the management assessment and auditor certification requirements of Section 404, which will initially apply to us as of December 31, 2006. If, in the future, management identifies one or more material weaknesses, or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

If we are unable to maintain adequate insurance, our financial condition could be adversely affected in the event of uninsured or inadequately insured loss or damage. Our ability to effectively recruit and retain qualified officers and directors could also be adversely affected if we experience difficulty in obtaining adequate directors’ and officers’ liability insurance. We may not be able to obtain insurance policies on terms affordable to us that would adequately insure our business and property against damage, loss or claims by third parties. To the extent our business or property suffers any damages, losses or claims by third parties, which are not covered or adequately covered by insurance, our financial condition may be materially adversely affected. We do not currently maintain directors’ and officers’ liability insurance.

We may be unable to obtain sufficient insurance as a public company to cover liability claims made against our officers and directors. If we are unable to adequately insure our officers and directors, we may not be able to retain or recruit qualified officers and directors to manage the Company.

Our future success depends on our ability to respond to changing consumer demands, identify and interpret recreational vehicle trends and industry standards and successfully market new products. The recreational vehicle industry is subject to rapidly changing consumer demands, technological improvements and industry standards. Accordingly, we must identify and interpret vehicle trends and respond in a timely manner. Demand for and market acceptance of new products are uncertain and achieving market acceptance for new products generally requires substantial product development and marketing efforts and expenditures. If we do not continue to meet changing consumer demands and develop successful product lines in the future, our growth and profitability will be negatively impacted. If we fail to anticipate, identify or react appropriately to changes in product style, quality and trends or are not successful in marketing new products, we could experience an inability to profitably sell our products even at lower cost margins. Because of these risks, a number of companies in the recreational vehicle industry in general, have experienced periods of rapid growth in revenues and earnings and thereafter periods of declining sales and losses, which in some cases have resulted in companies in these industries ceasing to do business. Similarly, these risks could have a severe negative effect on our results of operations or financial condition.

Our business and the success of our products could be harmed if we are unable to maintain their brand image. Our success is dependent in large part to the strength of the brand names we distribute, particularly Yamoto™. If we are unable to timely and appropriately respond to changing consumer demand, the brand name and brand image we distribute may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider those brand images to be outdated or associate those brands with styles of recreational vehicles that are no longer popular. If our Yamoto ™ vehicles, and other product lines are deemed inexpensive but of poor quality, we may experience periods of rapid growth in revenues and earnings followed by periods of declining sales and losses. Our business may be similarly affected in the future.

Our business could be harmed if we fail to maintain proper inventory levels or we do not receive our inventory from China. We place orders with our manufacturers for some of our products prior to the time we receive all of our customers’ orders. We do this to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. We also maintain an inventory of certain products and parts that we anticipate will be in greater demand. However, we may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have a material adverse effect on our operating results and financial condition. Our Chinese manufacturers may have difficulty delivering the vehicles we order for reasons associated with international trade, inclement weather, work stoppage, etc. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships, and diminish brand loyalty.

Our business may be negatively impacted as a result of changes in the economy. Our business depends on the general economic environment and levels of consumer spending that affect not only the ultimate consumer, but also our dealer network. Purchases of recreational vehicles tend to decline in periods of recession or uncertainty regarding future economic prospects, when consumer spending, particularly on discretionary items, declines. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing dealers, make sales to new dealers, maintain sales levels or maintain or improve our earnings from operations as a percentage of net sales. As a result, our operating results may be adversely and materially affected by downward trends in the economy, continued increases in gasoline prices or the occurrence of events that adversely affect the economy in general. Furthermore, in anticipation of continued increases in net sales, we have significantly expanded our infrastructure and workforce to achieve economies of scale. Because these expenses are fixed in the short term, our operating results and margins will be adversely impacted if we do not continue to grow as anticipated.

Economic, political, military or other events in the United States or in a country where we make significant sales or have our products manufactured could interfere with our success or operations and harm our business. We manufacture our products primarily in China and we plan to market and sell our products and services world-wide. The September 11, 2001 terrorist attacks disrupted commerce throughout the United States and other parts of the world. The continued threat of similar attacks throughout the world and the military action, or possible military action, taken by the United States and other nations, in Iraq or other countries may cause significant disruption to commerce throughout the world. To the extent that such disruptions further slow the global economy or, more particularly, result in delays or cancellations of purchase orders for our products, our business and results of operations could be materially adversely affected. We are unable to predict whether the threat of new attacks or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term material adverse effect on our business, results of operations or financial condition.

Our operating results could be negatively impacted if our sales are concentrated in any one style of recreational vehicle. If any one style or group of similar styles of our recreational vehicles were to represent a substantial portion of our net sales, we could be exposed to risk should consumer demand for such style or group of styles decrease in subsequent periods. While we are attempting to hedge this risk by planning to offer a broad range of products, our gross wholesale sales for the year ended September 30, 2004 was comprised almost 100% by our dirt bikes and ATVs business segments. However, this may change in the future and fluctuations in sales of any given style that represents a significant portion of our future net sales could have a negative impact on our operating results.

We rely on an independent contract manufacturer and, as a result, are exposed to potential disruptions in product supply. The Yamoto™ brand we distribute is manufactured in China. This manufacturer accounted for 100% of total purchases for the year ended September 30, 2004. We could experience difficulties with this and other future manufacturers, including reductions in the availability of production capacity, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our dealers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business. If our current manufacturer ceases doing business with us, we could experience an interruption in the manufacture of our products. Although we believe that we could find alternative manufacturers, we may be unable to establish relationships with alternative manufacturers that will be as favorable as the relationships we have now. For example, new manufacturers may have higher prices, less favorable payment terms, lower manufacturing capacity, lower quality standards or higher lead times for delivery. If we are unable to provide products consistent with our standards or the manufacture of our recreational vehicles is delayed or becomes more expensive, our business would be harmed.

Our international manufacturing operations are subject to the risks of doing business abroad, which could affect our ability to manufacture our products in international markets, obtain products from foreign suppliers or control the costs of our products. Substantially all of our net sales during 2004 were derived from sales of recreational vehicles manufactured in China. Foreign manufacturing is subject to a number of risks, including:

•	political and social unrest, including our military presence in Iraq;

•	changing economic conditions;

•	currency exchange rate fluctuations;

•	international political tension and terrorism;

•	work stoppages;

•	electrical shortages;

•	transportation delays;

•	loss or damage to products in transit;

•	expropriation;

•	nationalization;

•	the imposition of tariffs and trade duties both international and domestically;

•	import and export controls and other non-tariff barriers;

•	exposure to different legal standards (particularly with respect to intellectual property);

•	compliance with foreign laws; and

•	changes in domestic and foreign governmental policies.

In particular, because all of our products are currently manufactured in China, adverse change in trade or political relations with China or political instability in China would severely interfere with the manufacture of our products and would materially adversely affect our operations. Foreign manufacturers, especially in China may be more susceptible to electrical shortages than U.S. manufacturers, which may cause them, in some cases, to shut down production at least one day a week. These electrical shortages may extend the production time necessary to produce our orders, and there may be circumstances in the future where we may have to incur premium freight charges to expedite product to our customers. If we incur a significant amount of premium charges to airfreight product for our customers, our gross profit will be negatively affected if we are unable to collect those charges.

In addition, if we, or our foreign manufacturer, violate United States or foreign laws or regulations, we may be subject to extra duties, significant monetary penalties, the seizure and the forfeiture of the products we are attempting to import or the loss of our import privileges. Possible violations of United States or foreign laws or regulations could include inadequate record keeping of our imported products, misstatements or errors as to the origin, quota category, classification, marketing or valuation of our imported products, fraudulent visas or labor violations. The effects of these factors could render our conduct of business in a particular country undesirable or impractical and have a negative impact on our operating results.

Our business could be harmed if our contract manufacturers or suppliers violate labor or other laws. We require our independent contract manufacturer and suppliers to operate in compliance with applicable United States and foreign laws and regulations. Although we promote ethical business practices, we do not control them or their labor practices. If our independent contract manufacturer or suppliers violates labor or other laws or diverges from those labor practices generally accepted as ethical in the United States, it could result in adverse publicity for us, damage our reputation in the United States or render our conduct of business in a particular foreign country undesirable or impractical, any of which could harm our business.

Foreign currency fluctuations could adversely affect our profitability. We generally purchases our products in U.S. dollars. However, we source substantially all of our products overseas and, as such, the cost of these products may be affected by changes in the value of the relevant currencies. Changes in currency exchange rates may also affect the relative prices at which the Company and foreign competitors sell their products in the same market. There can be no assurance that foreign currency fluctuations will not have a material adverse impact on our business, financial condition and results of operations.

Our business is subject to seasonality that may cause our quarterly operating results to fluctuate materially and cause the market price of our common stock to decline. Motorcycle and ATV sales in general are seasonal in nature since consumer demand is substantially lower during the colder season in North America. We may endure periods of reduced revenues and cash flows during off-season months and be required to lay off or terminate some of our employees from time to time. Building inventory during the off-season period could harm our financial results if anticipated sales are not realized. Further, if a significant number of our dealers are concentrated in locations with longer or more intense cold seasons, lack of consumer demand due to seasonal factors may impact us more adversely, further reducing revenues or resulting in reduced revenues over a longer period of time.

Compliance with environmental and safety regulations could increase our production costs, delay introduction of our products and substantially impair our ability to generate revenues and achieve profitability. We must comply with numerous federal and state regulations governing environmental and safety factors with respect to motorcycles and their use. These various governmental regulations generally relate to air, water and noise pollution, as well as motorcycle safety standards. If we are unable to obtain the necessary certifications or authorizations required by government standards, or fail to maintain them, our business and future operations would be harmed seriously.

Use of motorcycles in the United States is subject to rigorous regulation by the Environmental Protection Agency (“EPA”), and by state pollution control agencies. Any failure by us to comply with applicable environmental requirements of the EPA or state agencies could subject us to administratively or judicially imposed sanctions such as civil penalties, criminal prosecution, injunctions, product recalls or suspension of production.

Our business and facilities also are subject to regulation under various federal, state and local regulations relating to resale of motorcycles and ATV operations, occupational safety, environmental protection, hazardous substance control and product advertising and promotion. Our failure to comply with any of these regulations in the operation of our business could subject us to administrative or legal action resulting in fines or other monetary penalties or require us to change or cease our business.

If we market and sell the Yamoto™ products in international markets, we will be subject to additional regulations relating to export requirements, environmental and safety matters, and marketing of the products and distributorships, and we will be subject to the effect of currency fluctuations, all of which could increase the cost of selling our products and substantially impair our ability to achieve profitability in foreign markets. As a part of our marketing strategy, we intend, in the future, to market and sell the Yamoto™ products internationally. In addition to regulation by the U.S. government, our products will be subject to environmental and safety regulations in each country in which we market and sell our motorcycles. Regulations will vary from country to country and will vary from those of the United States. The difference in regulations under U.S. law and the laws of foreign countries may be significant and, in order to comply with the laws of these foreign countries, we may have to implement manufacturing changes or alter product design or marketing efforts. Any changes in our business practices or products we sell will require response to the laws of foreign countries and will result in additional expense to us.

Additionally, we may be required to obtain certifications or approvals by foreign governments to market and sell the Yamoto™ products in foreign countries. We may also be required to obtain approval from the U.S. government to export the Yamoto™ products. If we are delayed in receiving, or are unable to obtain, import or export clearances, or if we are unable to comply with foreign regulatory requirements, we will be unable to execute our international marketing strategy for our products.

We face intense competition, including competition from companies with significantly greater resources than ours, and if we are unable to compete effectively with these companies, our market share may decline and our business could be harmed. The recreational vehicle industry is highly competitive. Our competitors include specialty companies as well as large motor vehicle companies with diversified product lines. A number of our competitors have significantly greater financial, technological, engineering, manufacturing, marketing and distribution resources than we do. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the recreational vehicle industry, compete more effectively on the basis of price and production and more quickly develop new products. In addition, new companies may enter the markets in which we compete, further increasing competition in the recreational vehicle industry. We believe that our ability to compete successfully depends on a number of factors, including the strength of our licensed brand names, effective advertising and marketing, impressive design, high quality and value are the most important competitive factors and plans to employ these elements as we develops our products, but there are many other factors beyond our control. We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products, which would adversely impact the trading price of our common shares.

MARKET RISKS

Our common stock is thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares. Our common stock has been thinly traded on the Pink Sheets, meaning there has been a low volume of buyers and sellers of the shares. The number of persons interested in purchasing our shares of our common stock at or near ask prices at any given time may be relatively small or non–existent. This situation may be attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk–averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days, weeks, months, or more when trading activity in our shares is minimal or non–existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained or not diminish.

The application of the “penny stock” rules to our common stock could limit the trading and liquidity of our common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares. As the trading price of our Common Stock is below $5 per share as of September 30, 2004, the open-market trading of our common stock is subject to the “penny stock” rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of the common stock, reducing the liquidity of an investment in our common stock and increasing the transaction costs for sales and purchases of our common stock as compared to other securities.

The market price for our common stock is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits, which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price, which may result in substantial losses to you. The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common stock is sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk averse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain their current market prices, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

In addition, the market price of our common stock could be subject to wide fluctuations in response to:

•	quarterly variations in our revenues and operating expenses;

•	announcements of new products or services by us;

•	fluctuations in interest rates;

•	the operating and stock price performance of other companies that investors may deem comparable to us; and

•	news reports relating to trends in our markets or general economic conditions.

The stock market in general, and the market prices for penny stock companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Our operating results may fluctuate significantly, and these fluctuations may cause the common stock price to fall. Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

•	mismatches between resource allocation and dealer demand due to difficulties in predicting dealer demand in a new market;

•	changes in general economic conditions that could affect marketing efforts;

•	the magnitude and timing of marketing initiatives;

•	the maintenance and development of our strategic relationships;

•	the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors;

•	our ability to attract and retain key personnel; and

•	our ability to manage our anticipated growth and expansion.

We plan to significantly increase our operating expenses related to advertising campaigns for the Company and the expansion of our sales and production departments. If revenues fall below our expectations in any quarter and we are unable to quickly reduce our spending in response, our operating results would be lower than expected and our stock price may fall. In addition, we are required under U.S. generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We may be required to record a significant expense or charge to earnings in our financial statements in the period any impairment of intangible assets is determined.

Our executive officers, director and insider shareholders own or control 60.5% of our outstanding Common Stock as of September 30, 2004, which may limit the ability of yourself or other shareholders, whether acting alone or together, to propose or direct the management or overall direction of our Company. Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in you receiving a premium over the market price for your common shares. Approximately 64.3% of our outstanding shares of common stock, as of September 30, 2004, will be owned and controlled by a group of insiders, including our director and executive officers. Such concentrated control of the Company may adversely affect the price of our common stock. Our principal shareholders may be able to control matters requiring approval by our shareholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for our shareholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require shareholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. In addition, certain provisions of Nevada law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. Accordingly, the existing principal shareholders together with our directors and executive officers will have the power to control the election of our directors and the approval of actions for which the approval of our shareholders is required. If you acquire common stock, you may have no effective voice in the management of the Company.

Future sales of our common stock could put downward selling pressure on our shares, and adversely affect the stock price. There is a risk that this downward pressure may make it impossible for an investor to sell his shares at any reasonable price, if at all. Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could put downward selling pressure on our shares, and adversely affect the market price of our common stock.

Certain of our prior securities sales may have been inconsistent with requirements of applicable securities laws and may result in our incurring expenses. We raised capital through the sale of our securities in the past, and certain aspects of these sales may have been inconsistent with requirements of applicable securities laws. This could result in our incurring expenses from claims of certain investors and regulatory agencies.

We have failed to meet our reporting obligations under the Securities Exchange Act of 1934, and therefore may be subject to certain liabilities and risks. We are obligated to file all mandatory reports required by the Securities Exchange Act of 1934 (the “Exchange Act”). We have not made certain periodic report filings, including quarterly and annual reports. The Company is in technical violation of the reporting obligations imposed by the Exchange Act.

We are subject to certain provisions of the California corporate code. Because we are a Nevada corporation, the Nevada Private Corporations Law generally governs the rights of our stockholders. However, under Section 2115(a) of the California Corporations Code, we became subject to various sections of the California Corporations Code on January 1, 2004 and will continue to be subject to such conditions until the year after less than one-half of our outstanding voting securities (held by other than nominee holders) are held by persons located in California. Although the applicable portions of the California Corporations Code are generally consistent with governing provisions of the Nevada Private Corporations Law and our charter documents, they are not identical. We may be faced with circumstances in which applicable provisions of the Nevada Private Corporations Law or our charter documents cannot be reconciled to governing provisions of the California Corporations Code. The existence of such a conflict may adversely effect our business and operations in various ways in that it may require us to withdraw from a proposed transaction; seek authorizations, interpretations, injunctions or other orders from various courts in connection with a conflict; rescind or re-execute a transaction or pay damages if our good faith attempts at reconciliation are deemed inadequate or incur additional expenses in order to attempt compliance with both governing laws.

I TEM 2.	DESCRIPTION OF PROPERTY

As of the date of this filing, our principal executive office is located at 930 Calle Negocio, Suite A, San Clemente, CA 92673. The term of the lease will expire on February 28, 2007. We leased this 7,355 square foot facility for $6,348 per month.

ITEM 3.	LEGAL PROCEEDINGS

We may be involved from time to time in various claims, lawsuits, disputes with third parties or breach of contract actions incidental to the normal course of business operations. We are currently not involved in any such litigation or any pending legal proceedings that we believe could have a material adverse effect on our financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the year ended September 30, 2004.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY ANDRELATED STOCKHOLDER MATTERS

Limited Public Market For Shares of Common Stock

Our common stock is traded on the Pink Sheets under the symbol “PMCY.PK” Our common stock has had a limited and sporadic trading history. The following table shows the high and low closing sale prices for our common stock as reported by the Pink Sheets during the calendar quarters indicated. The prices represent quotations between dealers, without adjustment for retail markup, mark down or commission, and do not necessarily represent actual transactions.

	High	Low
Year Ended September 30, 2003
First Quarter	$1.05	$0.40
Second Quarter	1.19	0.06
Third Quarter	1.25	0.26
Fourth Quarter	1.00	0.22
Year Ended September 30, 2004
First Quarter	0.22	0.11
Second Quarter	0.11	0.10
Third Quarter	1.60	0.10
Fourth Quarter	3.30	0.65

As of March 31, 2005, there were approximately 131 holders of record of our common stock.

We have never declared or paid cash dividends on our common stock and do not plan to pay any cash dividends in the near future. Our current policy is to retain all funds and earnings for use in the operation and expansion of our business. Any determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors our board may deem relevant at that time.

The transfer agent and registrar for our common stock is Securities Transfer Corporation located in Dallas, Texas.

Penny Stock

Until our shares qualify for inclusion in the NASDAQ system, the public trading, if any, of our common stock will be on the Pink Sheets. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock offered. Our common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock rule.” Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. “Accredited investors” are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our shareholders to sell their shares.

RECENT SALES OF UNREGISTERED SECURITIES

We have sold or issued the following securities not registered under the Securities Act in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act or Regulation D of the Securities Act during the period ending on the date of this report. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions.

In June 2004, the Company issued 150,000 shares of its common stock at a price of $0.50 per share for consideration of $72,500 (net of commissions) pursuant to a limited private placement. Warrants to purchase 22,500 shares of common stock at $1.25 per share were issued in conjunction with these transactions (see Note 7). No value has been recorded in relation to these warrants.

From June through August 2004, the Company issued 983,296 shares of its common stock at a price of $0.75 per share for consideration of $675,000 (net of commissions) pursuant to a limited private placement. Warrants to purchase 221,250 shares of common stock at $1.25 per share were issued in conjunction with these transactions (see Note 7). No value has been recorded in relation to these warrants.

During September 2004, the Company issued 104,670 shares of its common stock at a price of $1.50 per share for consideration of $141,301 (net of commissions) pursuant to a limited private placement. Warrants to purchase 25,500 shares of common stock at $3.50 per share were issued in conjunction with these transactions (see Note 7). No value has been recorded in relation to these warrants.

During the year ended September 30 2004, the Company issued 145,000 shares of its common stock to eight individuals unrelated to the Company for providing services to the Company. The Company recorded aggregate consulting expense of $303,500 based on the closing price of the stock on the date the stock was issued.

On June 15, 2004, the Company issued 100,000 shares of its common stock to its Vice President of Sales and Marketing for providing services to the Company. The Company recorded $135,000 compensation expense related to these shares based on the closing price of the stock on June 15, 2004. Options to purchase 300,000 shares of common stock at $2.50 to $5.00 per share were issued in conjunction with this transaction (see Note 7). As there is no intrinsic value, the Company did not record any compensation when the options were granted.

In June 2004, the Company agreed to issue its President and its President of Sales and Marketing an aggregate of 200,000 shares of common stock for services to be rendered from July 2004 to June 2005. On July 1, 2004, the Company issued the first installment of 50,000 shares for services between July 1, 2004 and September 30, 2004. For the year ended September 30, 2004, the Company recorded compensation of $32,500 related to these shares based on the closing price of the stock on July 1, 2004.

On September 21, 2004, the Company issued 34,500 shares of its common stock for the acquisition of two domain names. The Company recorded the purchase price of the domain names at $82,800 related o these shares based on the closing price of the stock on September 21, 2005. The Company also paid $20,000 as part of the purchase price of the domain names.

Equity Compensation Plans

We currently do not have any equity compensation plans.

Stand-Alone Grants

From time to time our board of directors grants common share purchase options or warrants to selected directors, officers, employees, consultants and advisors in payment of goods or services provided by such persons on a stand-along basis outside of any formal stock plans. The terms of these grants are individually negotiated. We issued in 2004 a stand-alone stock options grant to Dick Simon to purchase in the aggregate 300,000 shares of our common stock. The stock option to purchase 100,000 shares of our common stock has an exercise price of $2.50 and expires on June 15, 2010. The stock option to purchase 200,000 shares of our common stock has an exercise price of $5.00 and expires on June 15, 2011.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. We base these statements on assumptions that we consider reasonable. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in “Risk Factors,” “Special Note Regarding Forward-Looking Statements” and elsewhere in this report. All forward looking statements contained in this Form 10-KSB are qualified in their entirety by the discussion in “Special Note Regarding Forward-Looking Statements”.

Plan Of Operation

During the year ended September 30, 2004, we commenced the sale and distribution of motorcycles and ATV’s under the brand name of Yamoto™. Critical to our success is the establishment of a network of dealers in all market areas.

Our focus in the year ended September 30, 2004 has been to seek necessary working capital, and to develop our marketing plan. Our marketing plan focuses on dealers and the retail market, through comprehensive print advertising, participation in trade shows and other direct marketing efforts. As of the end of fiscal year 2004, employed six full-time employees and no part-time employees, but as our new marketing plan takes effect, we anticipate that we will hire additional sales, distribution and administrative personnel.

Results Of Operations

For the year ended September 30, 2004, we had sales of $26,218, compared to $-0- for the year ended September 30, 2003. Cost of sales approximated 66.6%, generating a gross margin of $8,758 or 33.4%

Operating expenses for the year ended September 30, 2004 included selling costs of $66,944 primarily for the purpose of developing an advertising and marketing program to attract viable dealers. Administrative expenses of $778,624 are primarily for payroll to build a sales, warehouse and administrative staff capable of supporting the level of sales anticipated within the next 12 months, and the expenses associated with the raising of working capital. Additional general expenditures include facility costs for the office and warehouse, product liability and casualty insurance and legal and professional fees. There were no operating or administrative expenses in fiscal 2003 as our Company was dormant.

Liquidity and Capital Resources

We generally have met our operating and capital requirements with cash flow from operating activities and proceeds from the sale of shares of our common stock.

Our net cash position increased by $378,287 during the year ended September 30, 2004. For the year ended September 30, 2004, cash flow used in operating activities amounted to $390,647. The primary factors contributing to cash flow from operating activities were net loss of $836,810, and increased levels of accounts payable, accrued expenses and franchise tax payable that added an aggregate of $75,900. These contributions were offset in part by increases in inventories and prepaid expenses that totaled $100,737. There was no change in cash during fiscal 2003.

Cash used in investing activities of $119,867 was for acquisitions of intangible assets of $20,000 and advances to the primary shareholder of $99,867. There was no investment expenditures in fiscal 2003. We estimate that we will spend $150,000 in total capital expenditures during fiscal 2005.

Financing activities provided cash of $888,801, generated primarily from the net proceeds of $888,801 generated from the sale of common shares. There were no financing activities in fiscal 2003.

Our cash, cash equivalents and short-term investments totaled $378,287 at September 30, 2004, compared to $0 at September 30, 2003. At September 30, 2004, we had working capital of $323,853, compared to a working capital deficit of $(79,271) at September 30, 2003. We believe that our current cash and cash equivalents on hand and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months. We also may utilize cash from time to time to acquire other businesses, technologies or product lines that compliment our existing business, although we have no present commitments or agreements to do so.

Our material contractual obligations and commitments as of September 30, 2004 are as follows:

	Payments Due by Period
	Total	Less than 1 year	2-3 Years	4-5 Years	After 5 Years
Debt, principal amount	$25,000	$25,000	$—	$—	$—
Capital lease obligations	—	—	—	—	—

Total contractual obligations	$25,000	$25,000	$—	$—	$—

Off-Balance Sheet Arrangements

Patriot Motorcycles Corporation does not have any off-balance sheet arrangements.

Critical Accounting Policies And Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparing these consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies. We believe that the critical accounting policies that most impact the consolidated financial statements are as described below. A summary of our significant accounting policies is included in Note 2 to our consolidated financial statements which are included in Item 7 this Form 10-KSB.

In applying these policies, estimates and judgments affect the amounts at which accounts receivable, inventory, and certain liabilities are recorded and the useful lives of property and equipment. We apply our accounting policies on a consistent basis. As circumstances change, they are considered in our estimates and judgments. Future changes in circumstances could result in changes in amounts at which assets and liabilities are recorded. Future changes could also affect the estimated useful levels of property and equipment, which could result in changes in depreciation expense or write offs or write downs of such assets.

Revenue Recognition. The Company recognizes revenue from the sale of motorcycles and ATV’s when risk of loss and title is transferred to the customer, and collection is reasonably assured, which usually occurs when the motorcycle or ATV is delivered.

Inventory. Inventory is stated at the lower of cost (first-in, first-out) or market.

Intangible Assets. Intangible assets consist of the Company’s domain names acquired on September 21, 2004 and will be amortized over their estimated useful lives of five years beginning October 1, 2004.

Impairment of Long-Lived Assets. Intangible assets are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment. There were no impairment losses recorded in 2004 or 2003.

Warranty Costs. The Company offers a six-month manufacturer’s warranty that covers all parts through authorized dealers. Through a co-branded agreement with zMax Micro-Lubricant™, the Company offers a four and one-half year additional guarantee. The Company has not recorded a warranty reserve on the sale of its products for the year ended September 30, 2004. No history exists for warranty claims. As the Company experiences warranty costs, these are expensed as incurred. A future warranty reserve will be developed as the Company has more experience with the cost of warranty repairs and historical and anticipated rates of warranty claims to base its estimates.

Stock – Based Compensation. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures” (“SFAS 148”)as well as those outlined in SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As permitted by SFAS 148 and SFAS 123, the Company continues to apply the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock issued to Employees” and related interpretations in accounting for the Company’s stock options. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company’s stock at the date of the grant, over the amount an employee must pay to acquire the stock. Stock based awards for non-employees are accounted for at fair value equal to the excess of the estimated fair value of the Company’s stock over the option price using an estimated interest rate to calculate the fair value of the option.

Recent Accounting Pronouncements

In November 2004, Statement of Financial Accounting Standards No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4” (SFAS No. 151), was issued. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect adoption of this standard to have a material impact on our consolidated financial statements.

In December 2004, the Financial Accounting Standards Board issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees at market value generally resulted in recognition of no compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. We have not quantified the potential effect of adoption of SFAS No. 123R. However, we believe adoption of SFAS No.123R will result in a decrease to our reporting earnings.

In December 2004, the FASB issued SFAS No. 153 (“FAS 153”), “Exchange of Nonmonetary Assets an amendment of APB Opinion No. 29,” which amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. FAS 153 defines a nonmonetary exchange as having commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and shall be applied prospectively. We will adopt FAS 153 in fiscal 2005 and its adoption is not expected to have a material effect on the our financial position, results of operations or cash flows.

ITEM 7.	FINANCIAL STATEMENTS

The financial statements listed in the accompanying Index to Financial Statements are attached hereto and filed as a part of this Report under Item 13.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive and Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, our Chief Executive and Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are inadequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are developing a plan to ensure that all information will be recorded, processed, summarized and reported on a timely basis. This plan is dependent, in part, upon reallocation of responsibilities among various personnel, possibly hiring additional personnel and additional funding. It should also be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

Our management evaluated our internal control over financial reporting and there have been no changes during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

We are filing our report for fiscal year 2004 on July 29, 2005. At the time of the period covered by this report, our Company was not filing current or periodic reports, so there may have been events reportable on Form 8-K during the fourth quarter of fiscal year 2004 which we believe will be reported in our subsequent quarterly and annual periodic reports.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE

Compliance With Section 16(a) Of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and great than 10 beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. We believe that all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with the exception that Mr. Simon failed to file Form 4 filings and Messrs. Cwieka, Green and Simon failed to file Form 3 filings.

Executive Officers, Directors and Key Employees

The following table identifies the names, ages and positions of our current executive officers and directors as of July 29, 2005:

Name	Age	Position
Michel Attias	46	Chairman, Chief Executive Officer, Secretary
Daniel Cwieka	44	President
David Gernak	53	Chief Financial Officer and Treasurer
Mark Green	46	President of Sales and Marketing
Richard Simon	71	Vice-President of Sales and Marketing

Michel Attias, Chairman, CEO and Secretary

Mr. Attias has built businesses and management teams for companies in multiple industries and has been instrumental in providing both seed capital and long term financing to the companies in which he has an interest. From June 1992 until January 2000, Mr. Attias served as the President and CEO of MAG & Associates, an investment-banking firm whose clients consist of small cap companies wishing to expand their business through capital expansion utilizing the public markets and acquisitions. From 1980 to 1986, Mr. Attias funded “France Promotion,” a French company that grew into a distribution network of seventeen locations. Mr. Attias has been our CEO and Chairman since January 1999.

Daniel Cwieka, President

Mr. Cwieka has over 20 years of experience in the automotive industry with a proven track record for building start-up companies, recruiting key personnel and business development. He started his career with Nissan and Honda developing marketing campaigns for 250 dealers nationwide. In 1990, Mr. Cwieka founded Car-Smarts, Inc. and created the 1-800- Blue- Book™ and 1-900-Blue- Book™ numbers now owned by Kelly Blue Book. In 1994, he founded Prestige Marketing, specializing in direct mail and off site tent events, automotive promotions, staffing, and motivational training. Mr. Cwieka then worked for Auto-

By -Tel.com LLC from February 1996 through January 1998 and led development of the Northeast Region – from 43 auto dealer franchises to over 500 in just 13 months. From August 1998 until June 2000, Mr. Cwieka created the “original” US Auto News Web site – the first and largest Internet portal ever designed to assimilate automotive news from hundreds of sources and to offer a comprehensive directory of automotive web sites with direct links. Mr. Cwieka’s vision and overall guidance were featured in the Business section of the Los Angeles Times as a model and case study for entrepreneurs. From May 2002 to February 2003, Mr. Cwieka launched Simple Auto Loans Inc., where he hired, trained and motivated both its internal personnel and outside sales force. The organization delivered 1.4 million pieces of mail and in time received and processed 13,000 auto loan applications via a state-of-the-art call center and proprietary scoring system – also designed and implemented by Mr. Cwieka. From September 2001 through October 2004, Mr. Cwieka served as floor manager of Metro Nissan. Mr. Cwieka has served as our President since June 2004.

David Gernak, Chief Financial Officer

Mr. Gernak is a financial management professional with a career specializing in staff and systems development and SEC reporting. While affiliated with the international accounting firm of Coopers & Lybrand (now part of the Big Four PricewaterhouseCoopers), earned his CPA certificate in New York State and was later recruited into the C & L expansion office in Tucson, Arizona.

Leaving public accounting in 1980, he has held several roles in corporate financial management including Chief Financial Officer, Treasurer, Vice President of Finance, Corporate Controller and controller, and been an integral team member within firms in the fields of real estate, construction, manufacturing and distribution industries in both Arizona and Southern California.

Most recently, from June 2002 until January 2005, Mr. Gernak, served as Corporate Controller of SI Technologies, Inc., a NASDAQ traded company based in Tustin, California. SI Technologies is an international industrial component distributor, in which he was responsible for all SEC reporting and key supplier relationships. SI’s primary suppliers were Chinese industrial parts manufacturers. From February 2000 until May 2002, Mr. Gernak served as the Chief Financial Officer for Montech, a company involved in the construction, sales and installation of bank security equipment. Mr. Gernak has served as our Chief Financial Officer since May 2005.

Mark Green, President of Sales and Marketing

Mr. Green has over 22 years of experience in the motorcycle industry. He started his career with Champion Motorcycles and, in his 10 years of service from 1983 to 1994, was instrumental in establishing it as one of the largest dealers in the country. From June 1994 until 1996, Mr. Green served as National Sales and Marketing Manager for Bikers Dream, an after-market motorcycle and parts retailer. In just two years, the chain experienced exponential growth, soaring from one store in Southern California to 80 stores nationwide. From August 1996 until 2000, Mr. Green served as National Sales and Marketing manager for Titan Motorcycles Company of America, a publicly-held company based in Phoenix, Arizona. In four years, Mr. Green took the company from eight employees, $500,000 in sales, and eight dealers to over 250 employees, $35,000,000 in sales and 100 dealers worldwide. From November 2000 to the present, Mr. Green has been instrumental in developing and launching Steel Dreams, a nationally syndicated half-hour motorcycle and power sports TV show. Steel Dreams was acquired by AMP Television network in 2004. Mr. Green has served as our President of Sales and Marketing since May 2004.

Richard Simon, Vice President of Sales and Marketing

Mr. Simon was the owner/operator of a retail sports store in the early 1960’s. Mr. Simon then became President and CEO of the Majestic Life Insurance Company and CEO of its parent holding company. Mr. Simon was named Ambassador of Goodwill for the state of Utah in 1974. Mr. Simon assembled one of the best ever Indy car teams in the nation – Dick Simon Racing – and was the oldest driver of the Indianapolis 500 from 1983 to 1988. Mr. Simon drove 19 races between 1970 and 1988 and is one of the very few team owners to have ever driven in the Indianapolis 500. In 1997, Mr. Simon was the recipient of the Louis Meyer award, which is given every year to the individual “who has demonstrated talents transcending racing” and “who epitomizes the very sprit of racing itself.” Over the racing seasons, he was associated with “Fortune 500” brands such as Mobil and Kodak and car sponsors included companies such as Nike, Duracell, Panasonic, JC Penney, Yellow Freight, Amway and many more. In addition, from 1991 to 2000, he launched Dick Simon Marine – a boat dealership in Dana Point, California – that ultimately became the number one “High Performance Craft” dealership on the West Coast. Mr. Simon has served as our Vice President of Sales and Marketing since June 2004.

FAMILY RELATIONSHIPS.

There are no family relationships between or among the directors, executive officers or persons nominated or charged by us to become directors or executive officers.

There are no arrangements or understandings between any two or more of our directors or executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understanding between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

INVOLVEMENT IN LEGAL PROCEEDINGS.

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

CODE OF ETHICS.

The Code of Ethics is attached as Exhibit 14.1 of this report.

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth compensation received for the fiscal years ended September 30, 2002 through 2004 by our Chief Executive Officer and all other executive officers.

Long Term Compensation
		Annual Compensation						Awards			Payouts
Named Executive Officer and Principal Position	Year	Salary(1)		Bonus		Other		Restricted Stock		Securities Underlying Options & SARs	Long Term Incentive Plan		All Other Compensation
Michel Attias Chief Executive Officer	2004 2003 2002		$20,000 — —	$	— — —	$	— — —	$	— — —	— — —	$	— — —	$	— — —

Daniel Cwieka President	2004 2003 2002		$22,800 — —	$	— — —	$	— — —	$	— — —	25,000 — —	$	— — —	$	— — —

Mark Green President, Sales & Marketing	2004 2003 2002	$	— — —		$7,400 — —	$	— — —	$	— — —	25,000 — —	$	— — —	$	— — —

Dick Simon Vice President, Sales & Marketing	2004 2003 2002	$	— — —	$	— — —	$	— — —		— — —	300,000	$	— — —	$	— — —

(1)	The remuneration described in the above table does not include our cost of benefits furnished to the named executive officers, including premiums for health insurance and other personal benefits provided to such individuals that are extended to all of our employees in connection with their employment. Perquisites and other personal benefits, securities, or property received by an executive officer are either the lesser of $50,000 or 10% of the total salary and bonus reported for each named executive officer, except as otherwise disclosed.

(2)	Stock Options And Stock Appreciation Rights Grant Table

The following table provides certain information with respect to individual grants during the last fiscal year to each of our named executive officers of common share purchase options or stock appreciation rights (“SARs”) relating to our common shares:

Named Executive Officer	Common Shares Underlying Grant Of Options Or SARs	As Percentage Of Grants To All Employees	Exercise Or Base Price	Expiration Date
Michel Attias Chief Executive Officer	0	N/A	N/A	N/A

Daniel Cwieka President	0	N/A	N/A	N/A

David M. Gernak, CFO	0	N/A	N/A	N/A

Mark Green President, Sales & Marketing	0	N/A	N/A	N/A

Dick Simon Vice President, Sales & Marketing	100,000 200,000	100%	$2.50 5.00	June 15, 2010 June 15, 2011

Stock Options And Stock Appreciation Rights Exercise And Valuation Table

The following table sets forth the number of common stock options, both exercisable and unexercisable, held by each of our Named Executive Officers and the value of any in-the-money options at June 14, 2005, utilizing a value of $2.85 per share, the closing price of the Company’s common stock on the Pink Sheets on September 30, 2004:

Named Executive Officer	Shares Acquired On Exercise	Value Realized	Number of securities underlying unexercised options/SARs (Exercisable/ Unexercisable)	Value of unexercised in-the-money options/SARs (Exercisable/ Unexercisable)
Michel Attias	—	—	0/0	$0 / $0

Daniel Cwieka	—	—	0/0	$0 / $0

David M. Gernak	—	—	0/0	$0 / $0

Mark Green	—	—	0/0	$0 / $0

Dick Simon	—	—	0/300,000	$0/$380,000

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 25, 2005, certain information with respect to the beneficial ownership of our voting securities by (i) any person (including any “group” as that term is used in

Section 13 (d) (3) of the Exchange Act) known by us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) each director, (iii) each of the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. As of July 25, 2005, there were 8,738,259, shares of issued and outstanding common stock.

Name and Address(1)(2)(3)	Number of Shares of Common Stock	Percent of Total Common Stock
Michel Attias(4)(5)(6)(7)	4,006,150	45.8%
Dan Cwieka(5)	75,000	*
David Gernak(5)	100	*
Mark Green(5)	75,000	*
Richard Simon(5)(8)	200,000	2.3%
All Directors and Executive Officers as a group (5 persons)	4,356,250	49.3%

(1)	Except as otherwise indicated below, we believe the persons whose names appear in the table above have sole voting and investment power with respect to all shares of stock shown as beneficially owned by them, subject to applicable community property laws.

(2)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act and is generally determined by voting power and/or investment power with respect to securities. Except as indicated by footnote and subject to community property laws where applicable, we believe that the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Unless otherwise indicated, the address of each shareholder is 930 Calle Negocio, Suite A, San Clemente, California 92673.

(3)	A person is deemed to be the beneficial owners of securities that can be acquired by such person within 60 days from July 25, 2005 upon the exercise off warrants or options. Each beneficial owner’s percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from July 25, 2005.

(4)	Director

(5)	Executive Officer

(6)	More than 5% shareholder

(7)	Includes 4,000,000 shares owned by BBDSM Corporation, which Mr. Attias controls.

(8)	Includes options to purchase 100,000 shares at $2.50 per share

Information Regarding Equity Compensation Plans

We do not have any equity compensation plans other than those approved by our stockholders. We may at times approve stand-alone grants of stock options to our employees.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 1, 2002, the Company’s Chief Executive Officer (CEO) entered into an Agreement with the Company whereby, in exchange for all the assets of the Company recorded at June 30, 2002 (with the exception of a $143,000 loan receivable from a bankrupt company which was written off), he assumed substantially all the liabilities of the Company (with the exception of a $25,000 note payable and $47,071 of accrued payroll taxes). The excess of the total assets received by the CEO ($367,485) over the liabilities assumed by the CEO ($304,640) was $62,845 and was recorded as a loan to him. Additionally, effective July 1, 2002, the loan of $62,485 was repaid through a bonus to the CEO of $62,845 and the CEO also surrendered 216,067 shares representing all of the Company’s outstanding preferred stock which he had owned as of June 30, 2002. The Company accrued payroll taxes of $2,371 on the bonus resulting in a total expense of $65,000 being charged to operations during the year ended September 30, 2002.

In 2004, we paid finder’s fees of $78,200 to Diane Simon, the wife of Dick Simon, on of our officers, in connection with the sale of our common stock raising in the aggregate $1,473,300.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

No amounts have been paid to our principal accountant during the years ended September 30, 2004 and 2003.

PATRIOT MOTORCYCLE

CORPORATION

AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2004 AND 2003

PATRIOT MOTORCYCLE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Patriot Motorcycle Corporation:

We have audited the accompanying consolidated balance sheets of Patriot Motorcycle Corporation and Subsidiary (the “Company”), as of September 30, 2003 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Patriot Motorcycle Corporation and Subsidiary as of September 30, 2003 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida

June 9, 2005

PATRIOT MOTORCYCLE CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	September 30, 2003
Assets
Current Assets:
Cash	$378,287	$—
Inventory	57,195	—
Other current assets	43,542	—

Total current assets	479,024	—
Other Assets:
Loan Receivable-officer/shareholder	99,867	—
Intangible assets, net of amortization of $ 0 in 2004	102,800	—

TOTAL ASSETS	$681,691	$—

Liabilities & Shareholders’ Equity (Deficiency)
Current Liabilities:
Note payable	$25,000	$25,000
Accounts payable and accrued expenses	120,857	47,071
Franchise taxes payable	9,314	7,200

Total current liabilities	155,171	79,271

Commitments and contingencies
Shareholders’ Equity (Deficiency)
Preferred stock, $.001 par value, 5,000,000 shares authorized, Series A Convertible $2.30 stated value, 400,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 authorized shares. Issued and outstanding - 6,460,891 shares and 4,893,425 shares at September 30, 2004 and September 30, 2003, respectively	6,461	4,893
Additional paid in capital	3,564,304	2,123,271
Accumulated deficit	(3,044,245)	(2,207,435)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIENCY)	526,520	(79,271)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)	$681,691	$—

PATRIOT MOTORCYCLE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30, 2004	Year ended September 30, 2003
Net Sales	$26,218	$—
Cost of Goods Sold	17,460	—

Gross Profit	8,758	—

Operating Expenses:
Selling	66,944	—
General & Administrative	778,624	2,222

Total Operating Expenses	845,568	2,222

NET LOSS	$(836,810)	$(2,222)

Weighted Average Shares Outstanding
Basic And Diluted	5,196,080	4,893,425

Loss per share, basic and diluted	$(0.16)	$(0.00)

See accompanying notes to consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

For the years Ended September 30 , 2004 and 2003

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficiency)
Balance, October 1, 2002	4,893,425	$4,893	$2,123,271	$(2,205,213)	$(77,049)
Net loss	—	—	—	(2,222)	(2,222)

Balance, September 30, 2003	4,893,425	4,893	2,123,271	(2,207,435)	(79,271)
Net proceeds from issuance of stock	1,237,966	1,238	887,563		888,801
Stock issued for services	295,000	295	470,705		471,000
Stock issued for domain name	34,500	35	82,765		82,800
Net loss	—	—	—	(836,810)	(836,810)

Balance, September 30, 2004	6,460,891	$6,461	$3,564,304	$(3,044,245)	$526,520

See accompanying notes to consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30, 2004	Year ended September 30, 2003
Cash Flows From Operating Activities:
Net Loss	$(836,810)	$(2,222)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Stock issued for services	471,000	—
Changes In Operating Assets And Liabilities:
Increase in inventory	(57,195)	—
Increase in other assets	(43,542)	—
Increase in accounts payable and accrued expenses	73,786	—
Increase in taxes payable	2,114	2,222

Net Cash Used In Operating Activities	(390,647)	—

Cash Flows From Investing Activities:
Purchase of intangible assets	(20,000)	—
Loan to stockholder	(99,867)	—

Net Cash Provided By (Used In) Investing Activities	(119,867)	—

Cash Flows From Financing Activities:
Proceeds from sale of common stock	888,801	—

Increase In Cash And Cash Equivalents	378,287	—

Cash And Cash Equivalents - Beginning Of Year	—	—

Cash And Cash Equivalents - End Of year	$378,287	$—

Supplemetal Cash Flow Information:
Noncash Investing and Financing Activities:
Stock issued for Acquisition of Intangible Assets	$82,800	$—

See accompanying notes to consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2004 AND 2003

NOTE 1 DESCRIPTION OF BUSINESS

Patriot Motorcycle Corporation (the “Company”) is in the process of building identity, marketing, selling and servicing Chinese manufactured lines of off-road motorcycles, all-terrain vehicles (“ATV’s”) watercraft and other motorized products. In August 2004, Patriot Motorcycle became the exclusive distributor of the Yamoto™ line of dirt bike motorcycles and ATVs manufactured in China to the Company’s specifications. Patriot’s mission is “to be the first to build brand identity, market, sell and service a high-quality Chinese-manufactured line of off-road motorcycles, all-terrain vehicles, watercraft and other motorized products with the purpose of ‘bringing affordable family fun to its customers.’” Patriot Motorcycle Corporation distributes a moderately priced line of dirt bike motorcycles and ATVs for families and other entry-level consumers. Once the Company has further established a domestic and then an international dealer organization through which it is selling the Yamoto by Patriot ™ brand of dirt bikes and ATVs, it intends to introduce new branded products and accessories such as street bikes, watercraft, marine engines, power generators and specialty clothing.

Patriot Manufacturing Corporation (“Patriot”) was formed on October 25, 1999 in the state of California. Under a share exchange agreement consummated on May 21, 2001, Royal Financial Corporation (Royal), a reporting public company, acquired 100% of the issued and outstanding common stock of Patriot. As a result of the exchange, Patriot became a wholly owned subsidiary of Royal and the stockholders of Patriot became stockholders of approximately 84% of Royal. The transaction was accounted for as a recapitalization with Patriot deemed to be the accounting acquirer and Royal the legal acquirer. During 2001, Royal changed its name to Patriot Motorcycle Corporation

Due to a lack of working capital, the Company was forced to temporarily cease its operations for approximately two years commencing at the end of June 2002. With the infusion of new working capital during the year ended September 30, 2004, and a new business plan, the Company was able to resume its operations in July 2004.

On July 1, 2002, the Company’s Chief Executive Officer entered into an Agreement with the Company whereby, in exchange for all the assets of the Company recorded at June 30, 2002 (with the exception of a $143,000 loan receivable from a bankrupt company which was written off), he assumed substantially all the liabilities of the Company (with the exception of a $25,000 note payable and $47,071 of accrued payroll taxes). The excess of the total assets received by the CEO ($367,485) over the liabilities assumed by the CEO ($304,640) was $62,845 and was recorded as a loan to him. Additionally, effective July 1, 2002, the loan of $62,485 was repaid through a bonus to the CEO of $62,845 and the CEO also surrendered 216,067 shares representing all of the Company’s outstanding preferred stock which he had owned as of June 30, 2002. The Company accrued payroll taxes of $2,371 on the bonus resulting in a total expense of $65,000 being charged to operations during the year ended September 30, 2002.

After recording the aforementioned transactions, from July 1, 2002 through September 30, 2003, the Company had no other transactions, except for the recording of state franchise taxes. As of September 30, 2003, the Company had no assets and had liabilities of $47,071 for accrued payroll taxes, $25,000 for the note payable, and $7,200 for accrued state franchise taxes.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles Of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Patriot Manufacturing Corporation. Inter-company accounts and transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. At September 30, 2004, the Company did not have any cash equivalents.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. The following is a summary of inventory by component at September 30, 2004 and 2003:

	2004	2003
Completed Motorcycles & ATVs	$57,195	$—

Intangible Assets

Intangible assets consist of the Company’s domain names acquired on September 21, 2004 and will be amortized over their estimated useful lives of five years beginning October 1, 2004.

Impairment of Long-Lived Assets

Intangible assets are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment. There were no impairment losses recorded in 2004 or 2003.

Revenue Recognition

The Company recognizes revenue from the sale of motorcycles and ATV’s when risk of loss and title is transferred to the customer, and collection is reasonably assured, which usually occurs when the motorcycle or ATV is delivered.

Warranty Costs

The Company offers a six-month manufacturer’s warranty that covers all parts through authorized dealers. Through a co-branded agreement with zMax Micro-Lubricant™, the Company offers a four and one-half year additional guarantee. The Company has not recorded a warranty reserve on the sale of its products for the year ended September 30, 2004. No history exists for warranty claims. As the Company experiences warranty costs, these are expensed as incurred. A future warranty reserve will be developed as the Company has more experience with the cost of warranty repairs and historical and anticipated rates of warranty claims to base its estimates.

Shipping and Handling Fees

Shipping and handling costs billed to customers are included in sales and the related costs are included in cost of goods sold. Shipping and handling costs are charged to expense as incurred.

Stock – Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures” (“SFAS 148”) as well as those outlined in SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As permitted by SFAS 148 and SFAS 123, the Company continues to apply the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock issued to Employees” and related interpretations in accounting for the Company’s stock options. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company’s stock at the date of the grant, over the amount an employee must pay to acquire the stock. Stock based awards for non-employees are accounted for at fair value equal to the excess of the estimated fair value of the Company’s stock over the option price using an estimated interest rate to calculate the fair value of the option.

Had compensation cost for all stock option grants been determined based on their fair value at the grant dates, consistent with the method prescribed by SFAS 148 and SFAS 123, our net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

	2004	2003
Net loss, as reported	$(836,810)	$(2,222)
Add: Stock-based Expense included in net loss	—	—
Deduct: Fair value of stock-based expense	(33,738)	—

Pro forma net loss	$(870,548)	$(2,222)

Net loss per Share:
Basic and diluted-as reported	$(0.16)	$(0.00)
Basic and diluted-pro forma	$(0.17)	$(0.00)

The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003
Expected term (years)	5	5
Volatility	249%	260%
Annual dividend per share	$—	$—
Risk free interest rate	3.35%	2.87%
Weighted-average fair value of options granted	$1.78	N/A

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company’s options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

Net Loss Per Share

Basic earnings (loss) per common share (“EPS”) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. As of September 30, 2004, the Company had granted stock options and warrants for 569,500 shares of common stock that are potentially dilutive common shares but are not included in the computation of loss per share because their effect would be anti-dilutive.

Reporting Segment of the Company

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) requires certain disclosures of operating segments, as defined in SFAS No. 131. Management has determined that the Company has only one operating segment and therefore is not required to disclose operating segment information. The Company does not account for the net sales of it various products separately, and the disclosure required by SFAS No. 131 of product revenue is not presented because it would be impracticable to do so.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments including cash, note payable, accounts payable and accrued expenses approximate their fair value as of September 30, 2004 due to their short-term maturities.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized and measured using enacted tax rates at the balance sheet date. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce net deferred taxes to amounts that are more likely than not to be realized.

Comprehensive Income

The Company has no items of other comprehensive income (loss) for the years ended September 30, 2004 and 2003.

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had $284,997 in excess of the $100,000 FDIC limit at September 30, 2004.

Recent Accounting Pronouncements

In November 2004, Statement of Financial Accounting Standards No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), was issued. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect adoption of this standard to have a material impact on our consolidated financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first annual reporting period that begins after June 15, 2005. The Company does not currently have a stock option plan in place, therefore we have not quantified the potential effect of adoption of SFAS No. 123R. However, we believe adoption of SFAS No. 123R will result in a decrease to our reported earnings when a stock option plan is implemented.

In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), “Exchange of Nonmonetary Assets an amendment of APB Opinion No. 29,” which amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 defines a nonmonetary exchange as having commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and shall be applied prospectively. The Company will adopt SFAS 153 in fiscal 2005 and its adoption is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

NOTE 3 INTANGIBLE ASSETS

The components of amortizable intangibles are as follows at September 30:

	2004	2003
Domain Name	$102,800	$—
Less accumulated amortization	—	—

Net intangible assets	$102,800	$—

Amortization of intangible assets will be $20,560 in each of the fiscal years 2005 through 2010.

NOTE 4 NOTE PAYABLE

During the year ended September 30, 2002, the Company entered into a note payable of $50,000 with an unrelated party, secured by the personal guarantee of the Company’s CEO, bearing interest at 12% per annum, with monthly payments of $5,000 through February 15, 2003. The note is currently in default for the $25,000 unpaid balance.

NOTE 5 INCOME TAXES

At September 30, 2004, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $3,034,000 for Federal purposes. The Federal carryforward expires from 2022 to 2024. Given the Company’s history of net operating losses, management has determined that it is more likely than not the Company will not be able to realize the tax benefit of the carryforwards.

Accordingly, the Company has not recognized a deferred tax asset for this benefit. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize a deferred tax asset at that time.

Significant components of the Company’s deferred income tax assets are as follows:

September 30, 2004
Deferred income tax asset:
Net operating loss carry forward	$1,031,669
Valuation allowance	(1,031,669)

Net deferred income tax asset	$—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	2004	2003
Tax expense at the U.S. statutory income tax rates	(34.0%)	(34.0%)
Increase in the valuation allowance	34.0%	34.0%

Effective tax rate	0.0%	0.0%

The Company is also subject to California state franchise taxes which are reflected as a current liability on the accompanying consolidated balance sheets as of September 30, 2004 and 2003, in the amounts of $9,314 and $7,200, respectively.

NOTE 6 SHAREHOLDERS’ EQUITY

In June 2004, the Company issued 150,000 shares of its common stock at a price of $0.50 per share for consideration of $72,500 (net of commissions) pursuant to a limited private placement. Warrants to purchase 22,500 shares of common stock at $1.25 per share were issued in conjunction with these transactions (see Note 7). No value has been recorded in relation to these warrants.

From June through August 2004, the Company issued 983,296 shares of its common stock at a price of $0.75 per share for consideration of $675,000 (net of commissions) pursuant to a limited private placement. Warrants to purchase 221,250 shares of common stock at $1.25 per share were issued in conjunction with these transactions (see Note 7). No value has been recorded in relation to these warrants.

During September 2004, the Company issued 104,670 shares of its common stock at a price of $1.50 per share for consideration of $141,301 (net of commissions) pursuant to a limited private placement. Warrants to purchase 25,500 shares of common stock at $3.50 per share were issued in conjunction with these transactions (see Note 7). No value has been recorded in relation to these warrants.

During the year ended September 30 2004, the Company issued 145,000 shares of its common stock to eight individuals unrelated to the Company for providing services to the Company. The Company recorded aggregate consulting expense of $303,500 based on the closing price of the stock on the date the stock was issued.

On June 15, 2004, the Company issued 100,000 shares of its common stock to its Vice President of Sales and Marketing for providing services to the Company. The Company recorded $135,000 compensation expense related to these shares based on the closing price of the stock on June 15, 2004. Options to purchase 300,000 shares of common stock at $2.50 to $5.00 per share were issued in conjunction with this transaction (see Note 7). As there is no intrinsic value, the Company did not record any compensation when the options were granted.

In June 2004, the Company agreed to issue its President and its President of Sales and Marketing an aggregate of 200,000 shares of common stock for services to be rendered from July 2004 to June 2005. On July 1, 2004, the Company issued the first installment of 50,000 shares for services between July 1, 2004 and September 30, 2004. For the year ended September 30, 2004, the Company recorded compensation of $32,500 related to these shares based on the closing price of the stock on July 1, 2004.

On September 21, 2004, the Company issued 34,500 shares of its common stock for the acquisition of two domain names. The Company recorded the purchase price of the domain names at $82,800 related to these shares based on the closing price of the stock on September 21, 2005. The Company also paid $20,000 as part of the purchase price of the domain names.

NOTE 7 STOCK OPTIONS AND WARRANTS

The Company granted stock options to the Company’s Vice President of Sales and Marketing to purchase up to 300,000 shares of the Company’s common stock under an employment agreement. The options vest in one to two years when services are performed, and have a term of two to seven years.

Options granted are accounted for according to APB No. 25..The following table summarizes the stock option activity for the year ended September 30, 2004:

	Shares	Weighted Average Exercise Price
Options granted in fiscal 2004	300,000	$4.16

Balance, September 30, 2004	300,000	$4.16

	Outstanding		Exercisable
Weighted Exercise Price Range	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number of Options	Weighted Average Exercise price
$2.50	100,000	4.75	$2.50	100,000	$2.50
$5.00	200,000	5.75	$5.00

In conjunction with the issuance of stock pursuant to limited private placements, the Company issued warrants to purchase 269,250 shares of common stock. The warrants expire in five years. No value has been recorded in relation to these warrants. The following table summarizes the warrant activity for the year ended September 30, 2004:

	Outstanding		Exercisable
Weighted Exercise Price Range	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number of Options	Weighted Average Exercise price
$2.50	100,000	4.75	$2.50	100,000	$2.50
$5.00	200,000	5.75	$5.00

	Shares	Weighted Average Exercise Price
Warrants granted in fiscal 2004	269,250	$1.46

Balance, September 30, 2004	269,250	$1.46

	Outstanding		Exercisable
Weighted Exercise Price Range	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number of Options	Weighted Average Exercise price
$1.25	243,750	1.83	$1.25	243,750	$1.25
$3.50	25,500	1.83	$3.50	25,500	$3.50

NOTE 8 RELATED PARTY TRANSACTIONS

During the year ended September 30, 2004, the Company advanced $99,867 to its CEO. On December 15, 2004, the CEO deposited $300,000 with the Company in repayment of the advances and to provide the Company with needed working capital funds. The Company is aware that the advances to its CEO were a violation of Sarbanes-Oxley Act of 2002, and has taken steps to prevent violations in the future.

On June 15, 2004, the Company issued 100,000 shares of its common stock to its Vice President of Sales and Marketing for providing services to the Company. The Company recorded $135,000 compensation expense related to these shares based on the closing price of the stock on June 15, 2004. Options to purchase 300,000 shares of common stock at $2.50 to $5.00 per share were issued in conjunction with this transaction. As there is no intrinsic value, the Company did not record any compensation when the options were granted.

In June, 2004, the Company agreed to issue its President and its President of Sales and Marketing an aggregate of 200,000 shares of common stock for services to be rendered from July 2004 to June 2005. On July 1, 2004, the Company issued the first installment of 50,000 shares for services between July 1, 2004 and September 30, 2004. For the year ended September 30, 2004, the Company recorded compensation of $32,500 related to these shares based on the closing price of the stock on July 1, 2004.

In 2004, the Company paid finder’s fees of $78,200 to the spouse of the Vice President of Sales and Marketing in connection with the sale of common stock raising proceeds of $1,473,300.

NOTE 9 COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is involved in legal proceedings incidental to its business. The Company believes that pending actions, individually and in the aggregate, will not have a material adverse effect on its financial condition, results of operations or cash flows, and that adequate provision has been made for the resolution of such actions and proceedings.

NOTE 10 SUBSEQUENT EVENTS

Operating Lease Obligations

In February 2005, the Company entered into a lease for certain of its facilities under a noncancelable operating lease expiring in 2007. The lease calls for rental payments of $6,348 per month.

Issuance of Stock

From October 2004 through May 2005, the Company issued 1,960,176 shares of stock sold for prices ranging from $1.50 to $4.00 and 208,092 shares for services to various individuals, including 50,000 shares to the President and President of Sales & Marketing.

Purchase of Inventory and Vehicles

In June 2005, the Company began negotiations to issue 100,000 shares of stock and pay $100,000 for certain motorcycle parts and vehicles from a specialty motorcycle manufacturer for the purpose of providing the Company’s manufacturing partners with product to reverse engineer. In addition, the Company would pay $1,000 per motorcycle sold which would be manufactured based on the parts to be reverse engineered, up to $485,000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 29, 2005

PATRIOT MOTORCYCLE CORPORATION

By:	/s/ Michel Attias
Michel Attias
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michel Attias
Michel Attias
CEO and Director

/s/ David M. Gernak
David M. Gernak
Chief Financial Officer

List of Exhibits

2.1	Agreement and Plan of Merger dated June 30, 1998 of Royal Mortgage Corporation into Davenport Ventures, Inc. Incorporated herein by reference to Exhibit 12.1 to the Registrant’s Form 10SB filed November 23, 1998.

2.2	Share Exchange Agreement dated May 21, 2001 of Royal Mortgage Corporation with Patriot Manufacturing Corporation. Incorporated herein by reference to Form 8-K filed June 6, 2001.

3.1	Certificate of Incorporation of Registrant, as filed with the Secretary of State of Nevada on July 30, 1993. Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 10SB filed November 23, 1998.

3.2	Bylaws of Registrant. Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Form 10SB filed November 23, 1998.

3.3	Certificate of Amendment of Articles of Incorporation, as filed with the Nevada Secretary of State. Incorporated herein by reference to Exhibit 3.13 to the Registrant’s Form 10-QSB filed July 23, 2001.

4.1	Form of Subscription Application for 2004 private placement

4.2	Form of Subscription Application for 2004 private placement

4.3	Form of Subscription Application for 2004 private placement

4.4	Form of Subscription Application for 2004 private placement

4.5	Form of Subscription Application for 2004 private placement

10.9	Lease between Reuben Casey Incorporated and Registrant dated February 8, 2005 covering premises located at 930 Calle Negocio, San Clemente, California.

14.1	Code of Business Ethics

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.