Form 10KSB
period 2002-09-30
PATRIOT MOTORCYCLE CORP
filed 2005-09-28
CIK 1073949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the year ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 333-75791

PATRIOT MOTORCYCLE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	13-3961109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1062 Calle Negocio, Suite E, San Clemente, CA 92673

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing price of such stock, as reported by the Pink Sheets on September 30, 2002 was $674,329.

The number of shares outstanding of each of the registrant’s common stock as of September 30, 2002 was 4,893,425.

Transitional Small Business Disclosure Format (Check one)    Yes  ☐    No  ☒

PATRIOT MOTORCYCLE CORPORATION

PART I

EXPLANATORY NOTE

This Annual Report on Form 10-KSB for fiscal year ended September 30, 2002 contains financial and operation information for the period through September 30, 2002. Our subsequent reports and public disclosures to be filed after the date hereof will contain updated information and disclosures that may be material to an understanding of the subject matter herein and the periods prior to and subsequent to the period covered by this report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this annual report we make a number of statements, referred to as “forward-looking statements”, which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions. When reading any forward looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those expressed in the sections entitled “Risk Factors” and “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations”.

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this annual report as well as other public reports filed with the United States Securities and Exchange Commission (the “SEC”). You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this annual report to reflect new events or circumstances unless and to the extent required by applicable law.

ITEM 1. BUSINESS

Introduction

Patriot Manufacturing Corporation (“Manufacturing”) was formed on October 25, 1999 as a California corporation. Davenport Ventures, Inc. (“Davenport”) was formed on July 30, 1993 as a Nevada corporation. On August 18, 1996, Davenport merged into Royal Mortgage Corporation and the surviving entity changed its corporate name to Royal Financial Corporation (“Royal”). On November 23, 1998, Royal filed registration Form 10SB12G to establish public trading. In May 2001, Manufacturing merged into Royal and the surviving entity changed its name to Patriot Motorcycle Corporation (“Patriot,” “we,” “us,” “our,” or the “Company”) and divested several unrelated businesses. During the later part of fiscal 2002 numerous attempts to achieve satisfactory financing and introduce viable product lines were unsuccessful and our business was dormant from July 2002 to June 2004.

Employees and Facilities

As of September 30, 2002, there were no active employees. The corporation was dormant, and no facilities were leased or owned.

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

We have a history of losses and we may never sustain profitability. At of September 30, 2002, we had a shareholders’ deficit of $ 77,049 and a working capital deficit of $77,049. Our company was dormant from July 2002 to June 2004.

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

We are dependent for our success on a few key executive officers. Our inability to retain those officers would impede our business plan and growth strategies, which would have a negative impact on our business and the value of your investment. Our success depends on the skills, experience and performance of key members of our management team. We are heavily dependent on the continued services of Michel Attias, our Chief Executive Officer. We do not have a long-term employment agreement with Mr. Attias who may voluntarily terminate his employment with the Company at any time upon short notice. We can give you no assurance that we can find satisfactory replacements for this key executive officer at all, or on terms that are not unduly expensive or burdensome to our company. We do not maintain key man insurance policies on our officer. Although we intend to issue stock options or other equity-based compensation to attract and retain employees, such incentives may not be sufficient to attract and retain key personnel.

MARKET RISKS

Our common stock is thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares. Our common stock has been thinly traded on the Pink Sheets, meaning there has been a low volume of buyers and sellers of the shares. The number of persons interested in purchasing our shares of our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation may be attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days, weeks, months, or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained or not diminish.

The application of the “penny stock” rules to our common stock could limit the trading and liquidity of our common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares. As the trading price of our Common Stock is below $5 per share as of September 30, 2002, the open-market trading of our common stock is subject to the “penny stock” rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of the common stock, reducing the liquidity of an investment in our common stock and increasing the transaction costs for sales and purchases of our common stock as compared to other securities.

The market price for our common stock is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits, which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price, which may result in substantial losses to you. The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the unforeseeable future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common stock is sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk averse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain their current market prices, or as to what effect the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

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

Our executive officers, director and insider shareholders own or control 81.9% of our outstanding Common Stock as of September 30, 2002, which may limit the ability of yourself or other shareholders, whether acting alone or together, to propose or direct the management or overall direction of our Company. Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in you receiving a premium over the market price for your common shares. Approximately 81.9% of our outstanding shares of common stock, as of September 30, 2002, was owned and controlled by a group of insiders, including our director and executive officers. Such concentrated control of the Company may adversely affect the price of our common stock. Our principal shareholders may be able to control matters requiring approval by our shareholders, including the election of directors, mergers or other business combinations.

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

ITEM 2. DESCRIPTION OF PROPERTY

As of the date of this filing, our principal executive office is located at 1062 Calle Negocio, Suite E, San Clemente, CA 92673. The term of the lease will expire on July 31, 2007. We leased this 13,022 square foot facility for $12,241 per month.

ITEM 3. LEGAL PROCEEDINGS

We may be involved from time to time in various claims, lawsuits, and disputes with third parties or breach of contract actions incidental to the normal course of business operations. We are currently not involved in any such litigation or any pending legal proceedings that we believe could have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the year ended September 30, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

	High	Low
Year Ended September 30, 2001
First Quarter	$0.20	$0.06
Second Quarter	0.34	0.12
Third Quarter	0.49	0.22
Fourth Quarter	4.25	0.27
Year Ended September 30, 2002
First Quarter	3.90	0.36
Second Quarter	3.50	1.25
Third Quarter	3.40	1.70
Fourth Quarter	2.55	0.71

As of September 30, 2002, there were approximately 32 holders of record of our common stock.

On February 20, 2002, we were de-listed from the Over-The-Counter Electronic Bulletin Board by the National Association of Securities Dealers (the “NASD”) because we failed to comply with NASD Rule 6530, under which we are required to make, and be current with, periodic filings with the SEC (pursuant to Sections 13 and 15(b) of the Securities Exchange Act of 1934). Our management anticipates that we will be eligible for listing again once this and other delinquent reports are filed and an application with all supporting documents is filed by our principal market maker with the NASD.

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

Stand-Alone Grants

From time to time our board of directors grants common share purchase options or warrants to selected directors, officers, employees, consultants and advisors in payment of goods or services provided by such persons on a stand-alone basis outside of any formal stock plans. The terms of these grants are individually negotiated. We have not issued any stand-alone stock options during fiscal the year ended September 30, 2002.

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

Plan Of Operation

During the year ended September 30, 2002, we were unable to raise sufficient capital to continue operations, and effective July 1, 2002, all operations were ceased. On July 1, 2002, the Company’s Chief Executive

Officer (CEO) entered into an Agreement with the Company whereby, in exchange for all the assets of the Company recorded at June 30, 2002 (with the exception of a $143,000 loan receivable from a bankrupt company which was written off), he assumed substantially all the liabilities of the Company (with the exception of a $25,000 note payable and $47,071 of accrued payroll taxes). The excess of the total assets received by the CEO ($367,485) over the liabilities assumed by the CEO ($304,640) was $62,845 and was recorded as a loan to him. Additionally, effective July 1, 2002, the CEO also surrendered 216,067 shares representing all of the Company’s outstanding preferred stock which he had owned as of June 30, 2002 and the loan of $62,485 was applied to unpaid salary to the CEO of $65,000. This action was taken to prevent the Company from incurring any additional operating losses while alternative sources of financing could be sought.

Results Of Operations

For the year ended September 30, 2002, we had sales of $534,278, compared to $371,367 for the year ended September 30, 2001. During fiscal 2002, cost of sales was $571,343 generating a gross margin deficit of $37,065 or 7%. This compares to sales of $371,367 and a gross margin deficit of $328,991 for fiscal 2001. The inability to generate consistent profitable sales promulgated the decision to cease operations from July 2002 until June 2004.

Operating expenses for the year ended September 30, 2002 included selling costs of $38,415 and administrative expenses of $559,292 which included legal fees of $150,221. During fiscal 2002, it became apparent that Torque Engineering was unable to meet its obligations, and, as such, the $142,679 receivable was written off. Operating expenses for the year ended September 30, 2001 included new product development of $146,029, and outside services and consulting of $289,559.

Liquidity and Capital Resources

Our net cash position decreased by $35 during the year ended September 30, 2002. For the year ended September 30, 2002, cash flow provided by operating activities amounted to $40,700. The primary factors contributing to cash flow from operating activities were net loss of $787,103, countered by the liquidation of inventory of $470,147 and decrease in payables and accrued expenses of $54,292. During fiscal 2001, cash flow used in operations was $1,079,037 primarily due to a net loss of $1,164,918.

Cash used in investing activities of $80,126, in fiscal 2002, was for a loan receivable to stockholder. During fiscal 2001, an advance from a subsidiary prior to the merger generated $1,000,000 and proceeds from a note receivable generated $435,447.

Financing activities provided cash of $39,391, primarily from the net proceeds of a note payable in fiscal 2002. Cash used in financing activities during fiscal 2001was due to the repayment of a loan of $264,079.

Our cash, cash equivalents and short-term investments totaled $-0- at September 30, 2002, compared to $35 at September 30, 2001. At September 30, 2002, we had working capital deficit of $77,049, compared to a working capital of $522,640 at September 30, 2001.

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

In applying these policies, estimates and judgments affect the amounts at which accounts receivable, inventory, and certain liabilities are recorded and the useful lives of property and equipment. We apply our accounting policies on a consistent basis. Changes in circumstances are considered in our estimates and judgments. Future changes in circumstances could result in changes in amounts at which assets and liabilities are recorded. Future changes could also affect the estimated useful levels of property and equipment, which could result in changes in depreciation expense or write offs or write downs of such assets.

Revenue Recognition. The Company recognizes revenue from the sale of motorcycles when risk of loss and title is transferred to the customer, and collection is reasonably assured, which usually occurs when the motorcycle is delivered.

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

In December 2004, the Financial Accounting Standards Board issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees at market value generally resulted in recognition of no compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for us for the first interim or annual reporting period that begins after December 15, 2005. We have not quantified the potential effect of adoption of SFAS No. 123R. However, we believe adoption of SFAS No.123R will result in a decrease to our reporting earnings.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive and Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, our Chief Executive and Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are inadequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are developing a plan to ensure that all information will be recorded, processed, summarized and reported on a timely basis. This plan is dependent, in part, upon reallocation of responsibilities among various personnel, possibly hiring additional personnel, and additional funding. It should also be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

Our management evaluated our internal control over financial reporting and there have been no changes during the quarter ended September 30, 2002 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

We are filing our report for fiscal year 2002 on September 28, 2005. At the time of the period covered by this report, our Company was delinquent in numerous filings for current or periodic reports, but has filed the 10-KSB for the period ended September 30, 2004. There may have been events reportable on Form 8-K during the fourth quarter of fiscal year 2002 which we believe have been or will be reported in our subsequent quarterly and annual periodic reports.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Compliance With Section 16(a) Of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10 beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. We believe that all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

Executive Officers, Directors and Key Employees

The following table identifies the names, ages and positions of our current executive officers and directors as of September 28, 2005:

Name	Age	Position
Michel Attias	47	Chairman, Chief Executive Officer, President and Secretary
David Gernak	53	Chief Financial Officer and Treasurer
Mark Green	46	President of Sales and Marketing
Richard Simon	72	Vice-President of Sales and Marketing

Michel Attias, Chairman, CEO, President and Secretary

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth compensation received for the fiscal years ended September 30, 2000 through 2002 by our Chief Executive Officer and all other executive officers.

		Annual Compensation			Long-Term Compensation
Named Executive Officer and Principal Position	Year	Salary	Bonus	Other	Restricted Stock	Securities, Underlying Options & SARs	Long Term Incentive Plan	All Other Compensation
Michel Attias	2002	$65,000	$—	$—	$—	$—	$—	$—
Chief Executive Officer	2001	80,000	—	—	—	—	—	—
	2000	80,000	—	—	—	—	—	—
Alex Mardikian (1)	2002	$—	$—	$—	$—	$—	$—	$—
Vice President	2001	20,000	—	—	—	—	—	—
	2000	—	—	—	—	—	—	—
Sherry Durst (1)	2002	$—	$—	$—	$—	$—	$—	$—
	2001	30,000	—	—	—	—	—	—
	2000	—	—	—	—	—	—	—
Michael Pilgrim (2)	2002	$—	$—	$—	$—	$—	$—	$—
	2001	55,000	32,000	—	—	—	—	—
	2000	132,000	—	5,000	—	—	—	—
Mark J. Teinert (2)	2002	$—	$—	$—	$—	$—	$—	$—
	2001	52,000	23,000	—	—	—	—	—
	2000	126,000	—	5,000	—	—	—	—

(1)	Mr. Mardikian and Ms. Durst resigned in July 2002.
(2)	Mr. Pilgrim and Mr. Teinert resigned in May 2001.

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

Stock Options And Stock Appreciation Rights Grant Table

The following table provides certain information with respect to individual grants during the last fiscal year to each of our named executive officers of common share purchase options or stock appreciation rights (“SARs”) relating to our common shares:

Named Executive Officer	Common Shares Underlying Grant Of Options Or SARs	As Percentage Of Grants To All Employees	Exercise Or Base Price	Expiration Date
Michel Attias Chief Executive Officer	0	N/A	N/A	N/A
David M. Gernak, CFO	0	N/A	N/A	N/A
Mark Green President, Sales & Marketing	0	N/A	N/A	N/A
Dick Simon Vice President, Sales & Marketing	0	N/A	N/A	N/A

Stock Options And Stock Appreciation Rights Exercise And Valuation Table

The following table sets forth the number of common stock options, both exercisable and unexercisable, held by each of our Named Executive Officers and the value of any in-the-money options at September 30, 2002, utilizing a value of $.71 per share, the closing price of the Company’s common stock on the Pink Sheets on September 30, 2002:

Named Executive Officer	Shares Acquired On Exercise	Value Realized	Number of securities underlying unexercised options/SARs (Exercisable/ Unexercisable)	Value of unexercised in-the-money options/SARs (Exercisable/ Unexercisable)
Michel Attias	—	—	0/0	$0 / $0
David M. Gernak	—	—	0/0	$0 / $0
Mark Green	—	—	0/0	$0 / $0
Dick Simon	—	—	0/0	$0 / $0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 30, 2002, certain information with respect to the beneficial ownership of our voting securities by (i) any person (including any “group” as that term is used in Section 13 (d) (3) of the Exchange Act) known by us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) each director, (iii) each of the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. As of September 30, 2002, there were 4,893,425, shares of issued and outstanding common stock.

Name and Address(1)(2)(3)	Number of Shares of Common Stock	Percent of Total Common Stock
Michel Attias(4)(5)(6)(7)	4,006,150	81.9%
David Gernak(5)	0	*
Mark Green(5)	0	*
Richard Simon(5)	0	* %
All Directors and Executive Officers as a group (4 persons)	4,006,150	81.9%

(1)	Except as otherwise indicated below, we believe the persons whose names appear in the table above have sole voting and investment power with respect to all shares of stock shown as beneficially owned by them, subject to applicable community property laws.
(2)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act and is generally determined by voting power and/or investment power with respect to securities. Except as indicated by footnote and subject to community property laws where applicable, we believe that the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Unless otherwise indicated, the address of each shareholder is 1062 Calle Negocio, Suite E, San Clemente, California 92673.
(3)	A person is deemed to be the beneficial owners of securities that can be acquired by such person within 60 days from September 30, 2002 upon the exercise off warrants or options. Each beneficial owner’s percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from September 30, 2002.
(4)	Director
(5)	Executive Officer
(6)	More than 5% shareholder
(7)	Includes 4,000,000 shares owned by BBDSM Corporation, which Mr. Attias controls.

Information Regarding Equity Compensation Plans

We do not have any equity compensation plans other than those approved by our stockholders. We may at times approve stand-alone grants of stock options to our employees.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 1, 2002, the Company’s Chief Executive Officer (CEO) entered into an Agreement with the Company whereby, in exchange for all the assets of the Company recorded at June 30, 2002 (with the exception of a $143,000 loan receivable from a bankrupt company which was written off), he assumed substantially all the liabilities of the Company (with the exception of a $25,000 note payable and $47,071 of accrued payroll taxes). The excess of the total assets received by the CEO ($367,485) over the liabilities assumed by the CEO ($304,640) was $62,845 and was recorded as a loan to him. Additionally, effective July 1, 2002, the CEO also surrendered 216,067 shares representing all of the Company’s outstanding preferred stock which he had owned as of June 30, 2002 and the loan of $62,485 was applied to unpaid salary to the CEO of $65,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The amounts paid to our principal accountant during the year ended September 30, 2002 were $46,194.

PATRIOT MOTORCYCLE CORPORATION

AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2002 AND 2001

PATRIOT MOTORCYCLE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Patriot Motorcycle Corporation:

We have audited the accompanying consolidated balance sheets of Patriot Motorcycle Corporation and Subsidiary (the “Company”), as of September 30, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders’ equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Patriot Motorcycle Corporation and Subsidiary as of September 30, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America

WEINBERG & COMPANY, P.A.

Boca Raton, Florida

July 6, 2005

PATRIOT MOTORCYCLE CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2002	September 30, 2001
Assets

Current Assets:
Cash	$—	$35
Inventory	—	794,540
Other current assets	—	8,722

Total current assets	—	803,297

Other Assets:
Property, plant & equipment-net	—	44,077
Loan Receivable-shareholder		64,553
Other assets	—	2,500

TOTAL ASSETS	$—	$914,427

Liabilities & Shareholders' Equity (Deficiency)

Current Liabilities:
Note payable	$25,000	$—
Cash overdraft	—	6,650
Accounts payable and accrued expenses	47,071	274,007
Income taxes payable	4,978	—

Total current liabilities	77,049	280,657

Commitments and contingencies

Shareholders' Equity (Deficiency)
Preferred stock, $.001 par value, 5,000,000 shares authorized, Series A Convertible $2.30 stated value, 400,000 shares authorized; none issued and outstanding in 2002; 216,067 issued and outstanding in 2001	—	216
Common stock, $.001 par value, 50,000,000 authorized shares. Issued and outstanding - 4,893,425 shares and 4,743,425 shares at September 30, 2002 and September 30, 2001, respectively	4,893	4,743
Additional paid in capital	2,123,271	2,046,921
Accumulated deficit	(2,205,213)	(1,418,110)

TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)	(77,049)	633,770

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)	$—	$914,427

See accompanying notes to consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended September 30,

	2002	2001
Net Sales	$534,278	$371,367

Cost of Goods Sold	571,343	700,358

Gross Profit (Deficit)	(37,065)	(328,991)

Operating Expenses:
Selling	38,415	42,268
General & Administrative	559,292	639,587

Total Operating Expenses	597,707	681,855

Loss from operations	(634,772)	(1,010,846)

Other Income and Expense:
Impairment of Note Receivable	(142,679)	(118,844)
Interest Expense	(1,000)	(43,000)
Miscellaneous	(8,652)	7,772

Total other expense	(152,331)	(154,072)

NET LOSS	(787,103)	(1,164,918)

Preferred stock dividends	—	11,164

Net loss available to common shareholders	$(787,103)	$(1,176,082)

Weighted Average Shares Outstanding
Basic And Diluted	4,854,795	4,268,855

Loss per common share, basic and diluted
Net loss	$(0.16)	$(0.27)

Net loss available to common shareholders	$(0.16)	$(0.28)

See accompanying notes to consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

For the years ended September 30, 2002 and 2001

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficiency)
Balance, October 1, 2000	—	$—	8,000,000	$8,000	$92,000	$(253,192)	$(153,192)
Shares redeemed in connection with litigation settlement	—	—	(4,000,000)	(4,000)	(46,000)	—	(50,000)
Recapitalization	—	—	743,425	743	1,504,183	—	1,504,926
Issuance of preferred stock for note payable-related party	216,067	216	—	—	496,738	—	496,954
Net loss	—	—	—	—	—	(1,164,918)	(1,164,918)

Balance, September 30, 2001	216,067	216	4,743,425	4,743	2,046,921	(1,418,110)	633,770
Shares surrended	(216,067)	(216)	—	—	—	—	(216)
Stock issued for services	—	—	150,000	150	76,350	—	76,500
Net loss	—	—	—	—	—	(787,103)	(787,103)

Balance, September 30, 2002	—	$—	4,893,425	$4,893	$2,123,271	$(2,205,213)	$(77,049)

See accompanying notes to consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended September 30,

	2002	2001
Cash Flows From Operating Activities:
Net Loss	$(787,103)	$(1,164,918)
Adjustments To Reconcile Net Loss To Net Cash Provided by (Used In) Operating Activities:
Depreciation and amortization	6,708	8,801
Impairment of note receivable	142,679	115,000
Non cash compensation	65,000
Loss on disposal of property and equipment	8,752
Settlement of lawsuit	—	(50,000)
Stock issued for services	76,500	—
Changes In Operating Assets And Liabilities:
Decrease (increase) in inventory	470,147	(195,283)
Increase (decrease) in other assets	(1,253)	(3,750)
Increase (decrease) in accounts payable and accrued expenses	54,292	211,113
Increase in taxes payable	4,978	—

Net Cash Provided By (Used In) Operating Activities	40,700	(1,079,037)

Cash Flows From Investing Activities:
Purchase of property, plant & equipment	(2,000)	(3,215)
Redemption of certificate of deposit	—	10,000
Proceeds from disposal of assets	—	17,500
Proceeds from notes receivable-net	—	435,447
Loan receivable-shareholder	(78,126)	(115,000)
Advance from subsidiary prior to merger	—	1,000,000

Net Cash (Used In) Provided By Investing Activities	(80,126)	1,344,732

Cash Flows From Financing Activities:
Decrease In cash overdraft	(5,609)	(2,181)
Repayment of loan payable	(5,000)	(264,079)
Proceeds from loan payable	50,000	—

Net Cash Provided By (Used In) Financing Activities	39,391	(266,260)

Decrease In Cash And Cash Equivalents	(35)	(565)

Cash And Cash Equivalents - Beginning Of Year	35	600

Cash And Cash Equivalents - End Of Year	$—	$35

Supplemental Cash Flow Information:
Cash paid for:
Interest	$—	$—

Income Taxes	$—	$—

Noncash Investing and Financing Activities:
Note payable-related party exchanged for preferred stock	$—	$496,954

Cancellation of preferred stock	$216	$—

Transfer of assets and assumption of liabilities in exchange for loan receivable-shareholder	$62,845	$—

See accompanying notes to consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2002 AND 2001

NOTE 1 DESCRIPTION OF BUSINESS

Patriot Manufacturing Corporation (“Patriot”) was formed on October 25, 1999 in the state of California. Under a share exchange agreement consummated on May 21, 2001, Royal Financial Corporation (Royal), a reporting public company, acquired 100% of the issued and outstanding common stock of Patriot. As a result of the exchange, Patriot became a wholly owned subsidiary of Royal and the stockholders of Patriot became stockholders of approximately 84% of Royal. The transaction was accounted for as a recapitalization with Patriot deemed to be the accounting acquirer and Royal the legal acquirer. During 2001, Royal changed its name to Patriot Motorcycle Corporation.

Due to a lack of working capital, the Company was forced to temporarily cease its operations for approximately two years commencing at the end of June 2002. With the infusion of new working capital during the year ended September 30, 2004, and a new business plan, the Company was able to resume its operations in July 2004.

On July 1, 2002, the Company’s Chief Executive Officer entered into an Agreement with the Company whereby, in exchange for all the assets of the Company recorded at June 30, 2002 (with the exception of a $143,000 loan receivable from a bankrupt company which was written off), he assumed substantially all the liabilities of the Company (with the exception of a $25,000 note payable and $47,071 of accrued payroll taxes). The excess of the total assets received by the CEO ($367,485) over the liabilities assumed by the CEO ($304,640) was $62,845 and was recorded as a loan to him. Additionally, effective July 1, 2002, the CEO also surrendered 216,067 shares representing all of the Company’s outstanding preferred stock which he had owned as of June 30, 2002 and the loan of $62,485 was applied to unpaid salary to the CEO of $65,000.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. At September 30, 2002, the Company did not have any cash equivalents.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. The following is a summary of inventory by component at September 30, 2002 and 2001:

	2002	2001
Motorcycles & Parts	$—	$794,540

Inventory consisted of parts used in the production of new motorcycles and the customization of existing motorcycles.

Property and Equipment

Property and equipment are stated at cost and depreciated using accelerated methods, over the estimated economic useful lives of 5 to 7 years. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

Revenue Recognition

The Company recognizes revenue from the sale of motorcycles when risk of loss and title is transferred to the customer, and collection is reasonably assured, which usually occurs when the motorcycle is delivered.

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

Net Loss Per Share

Basic earnings (loss) per common share (“EPS”) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS plus any potentially dilutive shares). The Company had no potentially dilutive shares in 2001 or 2002.

Reporting Segment of the Company

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) requires certain disclosures of operating segments, as defined in SFAS No. 131. Management has determined that the Company has only one operating segment and therefore is not required to disclose operating segment information. The Company does not account for the net sales of it’s various products separately, and the disclosure required by SFAS No. 131 of product revenue is not presented because it would be impracticable to do so.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments including cash, note payable, accounts payable and accrued expenses approximate their fair value as of September 30, 2002 due to their short-term maturities.

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

Comprehensive Income

The Company has no items of other comprehensive income (loss) for the years ended September 30, 2002 and 2001.

Reclassifications

Certain reclassifications have been made to the 2001 amounts to be consistent with the 2002 presentation with no effect on net income or ending equity.

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

In December 2004, the Financial Accounting Standards Board issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees at market value generally resulted in recognition of no compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for us for the first interim or annual reporting period that begins after December 15, 2005. We have not quantified the potential effect of adoption of SFAS No. 123R. However, we believe adoption of SFAS No.123R will result in a decrease to our reporting earnings.

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

NOTE 3 IMPAIRMENT OF NOTE RECEIVABLE

During fiscal 2002, it became apparent that Torque Engineering was unable to meet its obligations, and, as such, the $142,679 receivable was written off. The advances were made in anticipation of an acquisition by Patriot of Torque that was never consummated when Torque filed for bankruptcy protection.

NOTE 4 PROPERTY, PLANT & EQUIPMENT

The components of property, plant & equipment are as follows at September 30:

	2002	2001
Property Plant & Equipment	$—	$58,602
Less accumulated depreciation	—	14,525

Net property, plant & equipment	$—	$44,077

Depreciation expense was $ 6,708 and $8,801 for the years ended September 30, 2002 and 2001, respectively.

NOTE 5 NOTE PAYABLE

During the year ended September 30, 2002, the Company entered into a note payable of $50,000 with an unrelated party, secured by the personal guarantee of the Company’s CEO, bearing interest at 12% per annum, with monthly payments of $5,000 through February 15, 2003. The note is currently in default for the $25,000 unpaid balance.

NOTE 6 INCOME TAXES

At September 30, 2002, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $1,952,000 for Federal purposes. The Federal carryforward expires in 2022. Given the Company’s history of net operating losses, management has determined that it is more likely than not the Company will not be able to realize the tax benefit of the carryforwards.

Accordingly, the Company has not recognized a deferred tax asset for this benefit. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize a deferred tax asset at that time.

Significant components of the Company’s deferred income tax assets are as follows:

	2002	2001
Deferred income tax asset:
Net operating loss carry forward	$844,665	$578,213
Valuation allowance	(844,665)	(578,213)

Net deferred income tax asset	$—	$—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	2002	2001
Tax expense at the U.S. statutory income tax	(34.0)%	(34.0)%
Increase in the valuation allowance	34.0%	34.0%

Effective tax rate	0.0%	0.0%

The Company is also subject to California state franchise taxes which are reflected as a current liability on the accompanying consolidated balance sheets as of September 30, 2002 in the amount of $4,978.

NOTE 7 SHAREHOLDERS’ EQUITY

During 2002, the Company recognized $61,200 of deferred consulting expenses and $15,300 of professional fees which represented the fair value of 150,000 shares issued for such services.

In January 2001, the Company signed a settlement agreement and general release (the “Agreement”) with one of its stockholders whereby the stockholder returned his 4,000,000 shares of Patriot common stock in exchange for the Company to release the stockholder from any and all claims incurred over the term of the relationship.

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

In July 2001, Michel Attias, our Director, President, CEO, and Secretary, converted $496,954 in a note payable into 216,067 shares of our Series A Stock. These shares of Series A Stock can be converted, either through Mr. Attias’ option at any time or automatically upon a public offering or the acquisition of Patriot, into 2,160,670 shares of our common stock.

NOTE 8 STOCK OPTIONS AND WARRANTS

As of September 30, 2002, activity in options outstanding were as follows:

	Shares	Weighted Average Exercise Price
Stock Options, balance October 1, 2000	134,000	$22.80
Granted	—
Exercised	—
Forfeited	—	—

Balance, September 30, 2001	134,000	22.80
Granted	—
Exercised	—
Forfeited	(134,000)	(22.80)

Balance, September 30, 2002	—	$—

NOTE 9 RELATED PARTY TRANSACTIONS

During July 2001, a stockholder converted $496,954 in stockholder note payable into 216,067 shares of Series A convertible preferred stock of the Company. In July 2002, these shares were surrendered as part of an agreement with the majority shareholder to acquire the Company’s assets and assume various liabilities (See Note 1). General and administrative expenses for the year ended September 30, 2002 include salary of $65,000 due to the Chief Executive Officer and majority shareholder.

NOTE 10 COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is involved in legal proceedings incidental to its business. The Company believes that pending actions, individually and in the aggregate, will not have a material adverse effect on its financial condition, results of operations or cash flows, and that adequate provision has been made for the resolution of such actions and proceedings.

NOTE 11 SUBSEQUENT EVENTS

Operating Lease Obligations

In July 2005, the Company entered into a lease for certain of its facilities, with 13,022 square feet, under a noncancelable operating lease expiring in 2007 for $12,241 per month.

Issuance of Stock

From June 2004 through July 2005, the Company issued 3,142,734 shares of stock sold for prices ranging from $.75 to $4.00 and 659,600 shares for services to various individuals, including 75,000 shares to the President of Sales & Marketing.

Purchase of Inventory and Vehicles

Effective July 1, 2005, the Company issued 100,000 shares of stock and paid $100,000 for certain motorcycle parts and vehicles from a specialty motorcycle manufacturer for the purpose of providing the Company’s manufacturing partners with product to reverse engineer. In addition, the Company will pay $1,000 per motorcycle sold which will be manufactured based on the parts to be reverse engineered, up to $485,000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 28, 2005

PATRIOT MOTORCYCLE CORPORATION

By:	/s/ Michel Attias
Michel Attias
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michel Attias
Michel Attias
CEO and Director

/s/ David M. Gernak
David M. Gernak Chief Financial Officer

List of Exhibits

2.1	Agreement and Plan of Merger dated June 30, 1998 of Royal Mortgage Corporation into Davenport Ventures, Inc. Incorporated herein by reference to Exhibit 12.1 to the Registrant’s Form 10SB filed November 23, 1998.

2.2	Share Exchange Agreement dated May 21, 2001 of Royal Mortgage Corporation with Patriot Manufacturing Corporation. Incorporated herein by reference to Form 8-K filed June 6, 2001.

3.1	Certificate of Incorporation of Registrant, as filed with the Secretary of State of Nevada on July 30, 1993. Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 10SB filed November 23, 1998.

3.2	Bylaws of Registrant. Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Form 10SB filed November 23, 1998.

4.1	Form of Subscription Application for 2004 private placement. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 10KSB filed July 29, 2005.

4.2	Form of Subscription Application for 2004 private placement. Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 10KSB filed July 29, 2005.

4.3	Form of Subscription Application for 2004 private placement. Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form 10KSB filed July 29, 2005.

4.4	Form of Subscription Application for 2004 private placement. Incorporated herein by reference to Exhibit 4.4 to the Registrant’s Form 10KSB filed July 29, 2005.

4.5	Form of Subscription Application for 2004 private placement. Incorporated herein by reference to Exhibit 4.5 to the Registrant’s Form 10KSB filed July 29, 2005.

10.9	Lease between Reuben Casey Incorporated and Registrant dated February 8, 2005 covering premises located at 930 Calle Negocio, San Clemente, California. Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Form 10KSB filed July 29, 2005.

14.1	Code of Business Ethics.Incorporated herein by reference to Exhibit 14.1 to the Registrant’s Form 10KSB filed July 29, 2005.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.