Form 10KSB
period 2003-09-30
PATRIOT MOTORCYCLE CORP
filed 2005-09-28
CIK 1073949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the year ended September 30, 2003

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

The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing price of such stock, as reported by the Pink Sheets on September 30, 2003 was $221,819.

The number of shares outstanding of each of the registrant’s common stock as of September 30, 2003 was 4,893,425.

Transitional Small Business Disclosure Format (Check one)    Yes  ☐    No  ☒

PATRIOT MOTORCYCLE CORPORATION

PART I

EXPLANATORY NOTE

This Annual Report on Form 10-KSB for fiscal year ended September 30, 2003 contains financial and operation information for the period through September 30, 2003. Our subsequent reports and public disclosures to be filed after the date hereof will contain updated information and disclosures that may be material to an understanding of the subject matter herein and the periods prior to and subsequent to the period covered by this report.

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

Employees and Facilities

As of September 30, 2003, there were no active employees. The corporation was dormant, and no facilities were leased or owned.

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

We have a history of losses and we may never sustain profitability. At of September 30, 2003, we had a shareholders’ deficit of $ 79,271 and a working capital deficit of $79,271. Our company was dormant from July 2002 to June 2004.

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

The application of the “penny stock” rules to our common stock could limit the trading and liquidity of our common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares. As the trading price of our Common Stock is below $5 per share as of September 30, 2003, the open-market trading of our common stock is subject to the “penny stock” rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of the common stock, reducing the liquidity of an investment in our common stock and increasing the transaction costs for sales and purchases of our common stock as compared to other securities.

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

Our executive officers, director and insider shareholders own or control 81.9% of our outstanding Common Stock as of September 30, 2003, which may limit the ability of yourself or other shareholders, whether acting alone or together, to propose or direct the management or overall direction of our Company. Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in you receiving a premium over the market price for your common shares. Approximately 81.9% of our outstanding shares of common stock, as of September 30, 2003, was owned and controlled by a group of insiders, including our director and executive officers. Such concentrated control of the Company may adversely affect the price of our common stock. Our principal shareholders may be able to control matters requiring approval by our shareholders, including the election of directors, mergers or other business combinations.

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

No matters were submitted to a vote of security holders during the year ended September 30, 2003.

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

	High	Low
Year Ended September 30, 2002
First Quarter	3.90	0.36
Second Quarter	3.50	1.25
Third Quarter	3.40	1.70
Fourth Quarter	2.55	0.71
Year Ended September 30, 2003
First Quarter	1.05	0.40
Second Quarter	1.19	0.06
Third Quarter	1.25	0.26
Fourth Quarter	1.00	0.22

As of September 30, 2003, there were approximately 32 holders of record of our common stock.

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

Stand-Alone Grants

From time to time our board of directors grants common share purchase options or warrants to selected directors, officers, employees, consultants and advisors in payment of goods or services provided by such persons on a stand-alone basis outside of any formal stock plans. The terms of these grants are individually negotiated. We have not issued any stand-alone stock options during fiscal the year ended September 30, 2003.

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

Plan Of Operation

During the year ended September 30, 2003, we were unable to raise sufficient capital to continue operations, and effective July 1, 2002, all operations were ceased. On July 1, 2002, the Company’s Chief Executive Officer (CEO) entered into an Agreement with the Company whereby, in exchange for all the assets of the Company recorded at June 30, 2002 (with the exception of a $143,000 loan receivable from a bankrupt company which was written off), he assumed substantially all the liabilities of the Company (with the exception of a $25,000 note payable and $47,071 of accrued payroll taxes). The excess of the total assets received by the CEO ($367,485) over the liabilities assumed by the CEO ($304,640) was $62,845 and was recorded as a loan to him. Additionally, effective July 1, 2002, the CEO also surrendered 216,067 shares representing all of the Company’s outstanding preferred stock which he had owned as of June 30, 2002 and the loan of $62,485 was applied to unpaid salary to the CEO of $65,000. This action was taken to prevent the Company from incurring any additional operating losses while alternative sources of financing could be sought.

Results Of Operations

For the year ended September 30, 2003, we had no sales, compared to $534,278 for the year ended September 30, 2002. The inability to generate consistent profitable sales promulgated the decision to cease operations from July 2002 until June 2004.

Operating expenses for the year ended September 30, 2003 consisted of state franchise taxes for the parent and its subsidiary. Operating expenses for the year ended September 30, 2002 included selling costs of $38,415 and administrative expenses of $559,292 which included legal fees of $150,221. During fiscal 2002, it became apparent that Torque Engineering was unable to meet its obligations, and, as such, the $142,679 receivable was written off.

Liquidity and Capital Resources

Our net cash position was $-0- during the year ended September 30, 2003. For the year ended September 30, 2003, cash flow used in operating activities amounted to $0. During fiscal 2002 the primary factors contributing to cash flow from operating activities were net loss of $787,103, countered by the liquidation of inventory of $470,147 and decrease in payables and accrued expenses of $54,292.

Cash used in investing activities of $80,126, in fiscal 2002, was for a loan receivable to stockholder.

Financing activities provided cash of $39,391, primarily from the net proceeds of a note payable in fiscal 2002.

Our cash, cash equivalents and short-term investments totaled $-0- at September 30, 2003 and 2002. At September 30, 2003, we had working capital deficit of $79,271, compared to $77,049 at September 30, 2002.

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

Changes in Internal Control over Financial Reporting

Our management evaluated our internal control over financial reporting and there have been no changes during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

We are filing our report for fiscal year 2003 on September 28, 2005. At the time of the period covered by this report, our Company was delinquent in numerous filings for current or periodic reports, but has filed the 10-KSB for the period ended September 30, 2004. There may have been events reportable on Form 8-K during the fourth quarter of fiscal year 2003 which we believe have been or will be reported in our subsequent quarterly and annual periodic reports.

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

		Annual Compensation			Long-Term Compensation
Named Executive Officer and Principal Position	Year	Salary	Bonus	Other	Restricted Stock	Securities, Underlying Options & SARs	Long Term Incentive Plan	All Other Compensation
Michel Attias	2003	$—	$—	$—	$—	$—	$—	$—
Chief Executive Officer	2002	65,000	—	—	—	—	—	—
	2001	80,000	—	—	—	—	—	—
Alex Mardikian (1)	2003	$—	$—	$—	$—	$—	$—	$—
Vice President	2002	—	—	—	—	—	—	—
	2001	20,000	—	—	—	—	—	—
Sherry Durst (1)	2003	$—	$—	$—	$—	$—	$—	$—
	2002	—	—	—	—	—	—	—
	2001	30,000	—	—	—	—	—	—
Michael Pilgrim (2)	2003	$—	$—	$—	$—	$—	$—	$—
	2002	—	—	—	—	—	—	—
	2001	55,000	32,000.00	—	—	—	—	—
Mark J. Teinert (2)	2003	$—	$—	$—	$—	$—	$—	$—
	2002	—	—	—	—	—	—	—
	2001	52,000	23,000.00	—	—	—	—	—

(1)	Mr. Mardikian and Ms. Durst resigned in July 2002.
(2)	Mr. Pilgrim and Mr. Teinert resigned in May 2001.

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

Stock Options And Stock Appreciation Rights Exercise And Valuation Table

The following table sets forth the number of common stock options, both exercisable and unexercisable, held by each of our Named Executive Officers and the value of any in-the-money options at September 30, 2003:

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 30, 2003, certain information with respect to the beneficial ownership of our voting securities by (i) any person (including any “group” as that term is used in Section 13 (d) (3) of the Exchange Act) known by us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) each director, (iii) each of the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. As of September 30, 2003, there were 4,893,425, shares of issued and outstanding common stock.

Name and Address(1)(2)(3)	Number of Shares of Common Stock	Percent of Total Common Stock
Michel Attias(4)(5)(6)(7)	4,006,150	81.9%
David Gernak(5)	0	*
Mark Green(5)	0	*
Richard Simon(5)	0	* %
All Directors and Executive Officers as a group (4 persons)	4,006,150	81.9%

(1)	Except as otherwise indicated below, we believe the persons whose names appear in the table above have sole voting and investment power with respect to all shares of stock shown as beneficially owned by them, subject to applicable community property laws.
(2)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act and is generally determined by voting power and/or investment power with respect to securities. Except as indicated by footnote and subject to community property laws where applicable, we believe that the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Unless otherwise indicated, the address of each shareholder is 1062 Calle Negocio, Suite E, San Clemente, California 92673.
(3)	A person is deemed to be the beneficial owners of securities that can be acquired by such person within 60 days from September 30, 2003 upon the exercise off warrants or options. Each beneficial owner’s percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from September 30, 2003.
(4)	Director
(5)	Executive Officer
(6)	More than 5% shareholder
(7)	Includes 4,000,000 shares owned by BBDSM Corporation, which Mr. Attias controls.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The amounts paid to our principal accountant during the year ended September 30, 2003 and 2002 were $-0- and $46,194, respectively.

PATRIOT MOTORCYCLE CORPORATION

AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2003 AND 2002

Content

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Patriot Motorcycle Corporation:

We have audited the accompanying consolidated balance sheet of Patriot Motorcycle Corporation and Subsidiary (the “Company”), as of September 30, 2003, and the related consolidated statements of operations, changes in shareholders’ deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Patriot Motorcycle Corporation and Subsidiary as of September 30, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America

WEINBERG & COMPANY, P.A.

Boca Raton, Florida

June 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Patriot Motorcycle Corporation:

We have audited the accompanying consolidated balance sheet of Patriot Motorcycle Corporation and Subsidiary (the “Company”), as of September 30, 2002, and the related consolidated statements of operations, changes in shareholders’ deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Patriot Motorcycle Corporation and Subsidiary as of September 30, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida

July 6, 2005

PATRIOT MOTORCYCLE CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	September 30, 2002
Assets

Current Assets:
Cash	$—	$—
Inventory	—	—
Other current assets	—	—

Total current assets	—	—
Other Assets:
Property, plant & equipment-net	—	—
Other assets	—	—

TOTAL ASSETS	$—	$—

Liabilities & Shareholders’ Deficiency

Current Liabilities:
Note payable	$25,000	$25,000
Accounts payable and accrued expenses	47,071	47,071
Income taxes payable	7,200	4,978

Total current liabilities	79,271	77,049

Commitments and contingencies

Shareholders’ Deficiency
Preferred stock, $.001 par value, 5,000,000 shares authorized, Series A Convertible $2.30 stated value, 400,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 authorized shares. Issued and outstanding - 4,893,425 shares at September 30, 2002 and 2001	4,893	4,893
Additional paid in capital	2,123,271	2,123,271
Accumulated deficit	(2,207,435)	(2,205,213)

TOTAL SHAREHOLDERS’ DEFICIENCY	(79,271)	(77,049)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$—	$—

See accompanying notes to consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended September 30,

	2003	2002
Net Sales	$—	$534,278

Cost of Goods Sold	—	571,343

Gross Profit (Deficit)	—	(37,065)

Operating Expenses:
Selling	—	38,415
General & Administrative	2,222	559,292

Total Operating Expenses	2,222	597,707

Loss from operations	(2,222)	(634,772)

Other Income and Expense:
Impairment of Note Receivable	—	(142,679)
Interest Expense	—	(1,000)
Miscellaneous	—	(8,652)

Total other expense	—	(152,331)

NET LOSS	$(2,222)	$(787,103)

Weighted Average Shares Outstanding
Basic And Diluted	4,893,425	4,854,795

Loss per common share, basic and diluted	$(0.00)	$(0.16)

See accompanying notes to consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

For the years ended September 30, 2003 and 2002

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficiency)
Balance, October 1, 2001	216,067	$216	4,743,425	$4,743	$2,046,921	$(1,418,110)	$633,770
Shares surrended	(216,067)	(216)	—	—	—	—	(216)
Stock issued for services	—	—	150,000	150	76,350	—	76,500
Net loss	—	—	—	—	—	(787,103)	(787,103)

Balance, September 30, 2002	—	—	4,893,425	4,893	2,123,271	(2,205,213)	(77,049)
Net loss	—	—	—	—	—	(2,222)	(2,222)

Balance, September 30, 2003	—	$—	4,893,425	$4,893	$2,123,271	$(2,207,435)	$(79,271)

See accompanying notes to consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended September 30,

	2003	2002
Cash Flows From Operating Activities:
Net Loss	$(2,222)	$(787,103)
Adjustments To Reconcile Net Loss To Net Cash Provided By Operating Activities:
Depreciation and amortization	—	6,708
Impairment of note receivable	—	142,679
Non cash compensation	—	65,000
Loss on disposal of property and equipment	—	8,752
Stock issued for services	—	76,500
Changes In Operating Assets And Liabilities:
Decrease in inventory	—	470,147
Decrease in other assets	—	(1,253)
Increase in accounts payable and accrued expenses	—	54,292
Increase in taxes payable	2,222	4,978

Net Cash Provided By Operating Activities	—	40,700

Cash Flows From Investing Activities:
Purchase of property, plant & equipment	—	(2,000)
Loan receivable-shareholder	—	(78,126)

Net Cash Used In Investing Activities	—	(80,126)

Cash Flows From Financing Activities:
Decrease In cash overdraft	—	(5,609)
Repayment of loan payable	—	(5,000)
Proceeds from loan payable	—	50,000

Net Cash Provided By Financing Activities	—	39,391

Decrease In Cash And Cash Equivalents	—	(35)

Cash And Cash Equivalents - Beginning Of Year	—	35

Cash And Cash Equivalents - End Of Year	$—	$—

Supplemental Cash Flow Information:
Cash paid for:
Interest	$—	$—

Income Taxes	$—	$—

Noncash Investing and Financing Activities:
Cancellation of preferred stock	$—	$216

Transfer of assets and assumption of liabilities in exchange for loan receivable-shareholder	$—	$62,845

See accompanying notes to consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2003 AND 2002

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. At September 30, 2003, the Company did not have any cash equivalents.

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

Net Loss Per Share

Basic earnings (loss) per common share (“EPS”) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS plus any potentially dilutive shares). The Company has no potentially dilutive shares in 2002 or 2003.

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments including cash, note payable, accounts payable and accrued expenses approximate their fair value as of September 30, 2003 due to their short-term maturities.

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

Comprehensive Income

The Company has no items of other comprehensive income (loss) for the years ended September 30, 2003 and 2002.

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

NOTE 4 PROPERTY, PLANT & EQUIPMENT

There was no property, plant & equipment at September 30, 2003 or 2002. The net balance of property, plant and equipment at June 30, 2002 was $30,617 and was included in the assets acquired by the CEO (see Note 1). Depreciation expense was $-0- and $ 6,708 for the years ended September 30, 2003 and 2002, respectively.

NOTE 5 NOTE PAYABLE

During the year ended September 30, 2003, the Company entered into a note payable of $50,000 with an unrelated party, secured by the personal guarantee of the Company’s CEO, bearing interest at 12% per annum, with monthly payments of $5,000 through February 15, 2003. The note is currently in default for the $25,000 unpaid balance.

NOTE 6 INCOME TAXES

At September 30, 2003, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $1,954,000 for Federal purposes. The Federal carryforward expires in 2022. Given the Company’s history of net operating losses, management has determined that it is more likely than not the Company will not be able to realize the tax benefit of the carryforwards.

Accordingly, the Company has not recognized a deferred tax asset for this benefit. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize a deferred tax asset at that time.

Significant components of the Company’s deferred income tax assets are as follows:

	2003	2002
Deferred income tax asset:
Net operating loss carry forward	$845,417	$844,665
Valuation allowance	(845,417)	(844,665)

Net deferred income tax asset	$—	$—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	2003	2002
Tax expense at the U.S. statutory income tax	(34.0)%	(34.0)%
Increase in the valuation allowance	34.0%	34.0%

Effective tax rate	0.0%	0.0%

The Company is also subject to California state franchise taxes which are reflected as a current liability on the accompanying consolidated balance sheets as of September 30, 2003 and 2002 in the amount of $7,200 and $4,978 respectively.

NOTE 7 SHAREHOLDERS’ EQUITY

During 2002, the Company recognized $61,200 of deferred consulting expenses and $15,300 of professional fees which represented the fair value of 150,000 shares issued for such services.

NOTE 8 STOCK OPTIONS AND WARRANTS

As of September 30, 2003, activity in options outstanding were as follows:

	Shares	Weighted Average Exercise Price
Stock Options, balance October 1, 2001	134,000	$22.80
Granted	—
Exercised	—
Forfeited	(134,000)	(22.80)

Balance, September 30, 2001	—	—
Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance, September 30, 2002	—	$—

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