Form 10QSB
period 2002-12-31
PATRIOT MOTORCYCLE CORP
filed 2005-10-31
CIK 1073949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 333-75791

PATRIOT MOTORCYCLE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	13-3961109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1062 Calle Negocio, Suite F, San Clemente, CA 92673

(Address of principal executive offices)

(949) 488-0434

(Issuer’s telephone number)

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

Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing price of such stock, as reported by the Pink Sheets as of December 31, 2002 is $621,093

The number of shares outstanding of each of the registrant’s common stock as of September 15, 2005 was 9,967,589.

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

PATRIOT MOTORCYCLE CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

PATRIOT MOTORCYCLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2002	September 30, 2002
	(Unaudited)
Assets
Current Assets:
Cash	$—	$—
Accounts receivable	—	—
Inventory	—	—

Total current assets	—	—
Property Plant & Equipment, net	—	—
Other Assets:
Deposits	—	—
Loan Receivable-Shareholder	—	—

TOTAL ASSETS	$—	$—

Liabilities & Shareholders’ Deficiency
Current Liabilities:
Note payable	$25,000	$25,000
Accounts payable and accrued expenses	47,071	47,071
Income taxes payable	4,978	4,978

Total current liabilities	77,049	77,049

Commitments and contingencies
Shareholders’ Deficiency
Preferred stock, $.001 par value, 5,000,000 shares authorized, Series A Convertible $2.30 stated value, 400,000 shares authorized; none issued and outstanding in 2002	—	—
Common stock, $.001 par value, Authorized - 50,000,000 shares, Outstanding - 4,893,425 shares at December 31, 2002 and September 30, 2002	4,893	4,893
Additional paid in capital	2,123,271	2,123,271
Accumulated deficit	(2,205,213)	(2,205,213)

TOTAL SHAREHOLDERS’ DEFICIENCY	(77,049)	(77,049)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$—	$—

See accompanying notes to condensed consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31
	2002	2001
Net Sales	$—	$171,731
Cost of Goods Sold	—	169,285

Gross Profit	—	2,446

Operating Expenses:
Selling	—	16,266
General & Administrative	—	144,944

Total Operating Expenses	—	161,210

NET LOSS	—	(158,764)
Preferred stock dividends	—	12,526

Net loss available to common shareholders	$—	$(171,290)

Weighted Average Shares Outstanding
Basic And Diluted	4,893,425	4,745,055

Loss per common share, basic and diluted
Net loss	$—	$(0.03)

Net loss available to common shareholders	$—	$(0.04)

See accompanying notes to condensed consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

For the three months ended December 31, 2002 (unaudited) and the year ended September 30 , 2002

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficiency)
	Number of Shares	Amount	Number of Shares	Amount
Balance, October 1, 2001	216,067	$216	4,743,425	$4,743	$2,046,921	$(1,418,110)	$633,770
Shares surrendered	(216,067)	(216)	—	—	—	—	(216)
Stock issued for services	—	—	150,000	150	76,350	—	76,500
Net loss	—	—	—	—	—	(787,103)	(787,103)

Balance, September 30, 2002	—	—	4,893,425	4,893	2,123,271	(2,205,213)	(77,049)
Net loss (Unaudited)	—	—	—	—	—	—	—

Balance, December 31, 2002	—	$—	4,893,425	$4,893	$2,123,271	$(2,205,213)	$(77,049)

See accompanying notes to condensed consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31
	2002	2001
Cash Flows From Operating Activities:
Net Loss	$—	$(158,764)
Adjustments To Reconcile Net Loss To Net Cash Provided by Operating Activities:
Depreciation	—	2,303
Stock issued for services	—	23,811
Changes In Operating Assets And Liabilities:
Increase in accounts receivable	—	(69,470)
Decrease in inventory	—	122,009
Increase in accounts payable and accrued expenses	—	80,198

Net Cash Provided By Operating Activities	—	87

Cash Flows From Investing Activities:
Purchase of property, plant & equipment	—	(2,002)
Deposits	—	8,722
Loan receivable-shareholder	—	1,700

Net Cash Provided By Investing Activities	—	8,420

Cash Flows From Financing Activities:
Decrease In cash overdraft	—	(6,650)

Net Cash Used In Financing Activities	—	(6,650)

Increase In Cash And Cash Equivalents	—	1,857
Cash And Cash Equivalents - Beginning Of Period	—	35

Cash And Cash Equivalents - End Of Period	$—	$1,892

Supplemental Cash Flow Information:
Cash paid for:
Interest	$—	$—

Income Taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2002 (Unaudited)

NOTE 1 DESCRIPTION OF BUSINESS

Patriot Manufacturing Corporation (“Patriot”) was formed on October 27, 1999 in the state of California. Under a share exchange agreement consummated on May 21, 2001, Royal Financial Corporation (Royal), a reporting public company, acquired 100% of the issued and outstanding common stock of Patriot. As a result of the exchange, Patriot became a wholly owned subsidiary of Royal and the stockholders of Patriot became stockholders of approximately 84% of Royal. The transaction was accounted for as a recapitalization with Patriot deemed to be the accounting acquirer and Royal the legal acquirer. During 2001, Royal changed its name to Patriot Motorcycle Corporation.

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

It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the financial statements and footnotes for the year ended September 30, 2002 included in the company’s form 10-KSB.

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

Net Loss Per Share

Basic earnings (loss) per common share (“EPS”) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS plus any potentially dilutive shares). The Company had no potentially dilutive shares in 2002 or 2001.

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

NOTE 3 IMPAIRMENT OF NOTE RECEIVABLE

During fiscal 2002, the Company advanced $142,679 to Torque Engineering (Torque). The advances were made in anticipation of an acquisition of Torque by the Company. During fiscal 2002, the acquisition was never consummated, Torque filed for bankruptcy protection, and as it became apparent that Torque was unable to repay the advances to the Company the $142,679 receivable was written off.

NOTE 4 NOTE PAYABLE

During the year ended September 30, 2002, the Company entered into a note payable of $50,000 with an unrelated party, secured by the personal guarantee of the Company’s CEO, bearing interest at 12% per annum, with monthly payments of $5,000 through February 15, 2003. The note is currently in default for the $25,000 unpaid balance.

NOTE 5 RELATED PARTY TRANSACTIONS

During July 2001, a stockholder converted $496,954 in stockholder notes payable into 216,067 shares of Series A convertible preferred stock of the Company. In July 2002, these shares were surrendered as part of an agreement with the majority shareholder to acquire the Company’s assets and assume various liabilities (See Note 1).

NOTE 6 COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is involved in legal proceedings incidental to its business. The Company believes that pending actions, individually and in the aggregate, will not have a material adverse effect on its financial condition, results of operations or cash flows, and that adequate provision has been made for the resolution of such actions and proceedings.

NOTE 7 SUBSEQUENT EVENTS

Operating Lease Obligations

In July 2005, the Company entered into a lease for certain of its facilities, with 13,022 square feet, under a noncancelable operating lease expiring in 2007 for $12,241 per month.

Issuance of Stock

From June 2004 through October 2005, the Company issued 3,267,272 shares of stock sold for prices ranging from $.75 to $4.00, 134,500 shares issued for asset purchases and 572,992 shares for services to various individuals, including 75,000 shares to the President of Sales & Marketing.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB contains statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. One generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof, or variations thereon, or similar terminology. Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially.

Due to a lack of working capital, the Company was forced to temporarily cease its operations for approximately two years commencing at the end of June 2002. With the infusion of new working capital during the year ended September 30, 2004, and a new business plan, the Company was able to resume its operations in July 2004.

PLAN OF OPERATION

During the three months ended December 31, 2002, the Company remained dormant while reviewing various sources of capital and potential business opportunities that could create viable operating programs within the Company’s initial business intent.

RESULTS OF OPERATIONS

For the three months ended December 31, 2002, we had no sales, compared to $171,731 for the three months ended December 31, 2001. This amount is primarily attributable to sales of custom built motorcycles. Cost of sales approximated 98.6%, generating a gross margin of $2,446.

There were no operating expenses for the three months ended December 31, 2002. Operating expenses for the three months ended December 31, 2001 of $161,210 consisted of rent, payroll, general administrative and legal costs.

LIQUIDITY AND CAPITAL RESOURCES

Our net cash position was $-0- during the three months ended December 31, 2002. For the three months ended December 31, 2002, cash flow used in operating activities amounted to $0 and cash of $87 was provided by operations in the quarter ended December 31, 2001.

Cash used in investing activities was $-0- for the quarter ended December 31, 2002. Cash provided by investing activities was $8,420 for the quarter ended December 31, 2001.

Financing activities provided cash of $-0- in the quarter ended December 31, 2002 and cash used in financing activities was $6,650 for the quarter ended December 31, 2001.

Our cash, cash equivalents and short-term investments totaled $-0- at December 31, 2002 and $1,892 at December 31, 2001. At December 31, 2002 and September 30, 2002 the working capital deficiency was $77,049.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparing these consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies. We believe that the critical accounting policies that most impact the consolidated financial statements are as described below. A summary of our significant accounting policies is included in Note 2 to our condensed consolidated financial statements which are included in Item 1 to this Form 10-QSB.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no debt subject to interest rate fluctuation, nor any activity subject to foreign currency fluctuations.

ITEM 3.	CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive and Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive and Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are inadequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are developing a plan to ensure that all information will be recorded, processed, summarized and reported on a timely basis. This plan is dependent, in part, upon reallocation of responsibilities among various personnel, possibly hiring additional personnel and additional funding. It should also be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

b)	Changes in Internal Controls

We did not make any changes in our internal control over financial reporting during the quarter ended December 31, 2002 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company is involved in legal proceedings incidental to its business. The Company believes that pending actions, individually and in the aggregate, will not have a material adverse effect on its financial condition, results of operations or cash flows, and that adequate provision has been made for the resolution of such actions and proceedings.

ITEM 2.	CHANGES IN SECURITIES

From October through December 2002, the Company did not issue any shares of its common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

N/A

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 27, 2005

PATRIOT MOTORCYCLE CORPORATION

By:	/s/ Michel Attias
Michel Attias
CEO, President and Director

/s/ David M. Gernak
David M. Gernak
CFO and Treasurer