Form 10QSB
period 2003-03-31
PATRIOT MOTORCYCLE CORP
filed 2005-10-31
CIK 1073949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing price of such stock, as reported by the Pink Sheets as of March 31, 2003 is $621,093

The number of shares outstanding of each of the registrant’s common stock as of September 15, 2005 was 9,967,589.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐    No ☒

PATRIOT MOTORCYCLE CORPORATION

Index

		PAGE NO.
PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets-March 31, 2003 (Unaudited) and September 30, 2002	3

	Condensed Consolidated Statements of Operations-three and six months ended March 31, 2003 and 2002 (unaudited)	4

	Condensed Consolidated Statement of Shareholders’ Equity (Deficiency)-six months ended March 31, 2003 (unaudited) and the year ended September 30, 2002	5

	Condensed Consolidated Statements of Cash Flows-six months ended March 31, 2003 and 2002 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements - March 31, 2003 (unaudited)	7-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Controls and Procedures	12

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Changes in Securities	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

	Exhibits	13

	Signature	14

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

PATRIOT MOTORCYCLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	September 30, 2002
	(Unaudited)
Assets
Current Assets:
Cash	$—	$—
Accounts receivable	—	—
Inventory	—	—

Total current assets	—	—
Property Plant & Equipment, net	—	—
Other Assets:
Deposits	—	—
Loan Receivable-shareholder	—	—

TOTAL ASSETS	$—	$—

Liabilities & Shareholders’ Deficiency
Current Liabilities:
Note payable	$25,000	$25,000
Accounts payable and accrued expenses	47,071	47,071
Income taxes payable	4,978	4,978

Total current liabilities	77,049	77,049

Commitments and contingencies
Shareholders’ Deficiency
Preferred stock, $.001 par value, 5,000,000 shares authorized, Series A Convertible $2.30 stated value, 400,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value, Authorized - 50,000,000 shares, Outstanding - 4,893,425 shares at March 31, 2003 and September 30, 2002	4,893	4,893
Additional paid in capital	2,123,271	2,123,271
Accumulated deficit	(2,205,213)	(2,205,213)

TOTAL SHAREHOLDERS’ DEFICIENCY	(77,049)	(77,049)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$—	$—

See accompanying notes to condensed consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31		Six months ended March 31
	2003	2002	2003	2002
Net Sales	$—	$234,834	$—	$406,565
Cost of Goods Sold	—	153,671	—	322,956

Gross Profit	—	81,163	—	83,609

Operating Expenses:
Selling	—	—	—	16,266
General & Administrative	—	181,780	—	326,724

Total Operating Expenses	—	181,780	—	342,990

NET LOSS	—	(100,617)	—	(259,381)
Preferred stock dividends	—	12,526	—	25,058

Net loss available to common shareholders	$—	$(113,143)	$—	$(284,439)

Weighted Average Shares Outstanding
Basic And Diluted	4,893,425	4,893,425	4,893,425	4,893,425

Loss per common share, basic and diluted
Net loss	$—	$(0.02)	$—	$(0.05)

Net loss available to common shareholders	$—	$(0.02)	$—	$(0.06)

See accompanying notes to condensed consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

For the six months ended March 31, 2003 (unaudited) and the year ended September 30, 2002

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficiency)
Balance, October 1, 2001	216,067	$216	4,743,425	$4,743	$2,046,921	$(1,418,110)	$633,770
Shares surrendered	(216,067)	(216)	—	—	—	—	(216)
Stock issued for services	—	—	150,000	150	76,350	—	76,500
Net loss	—	—	—	—	—	(787,103)	(787,103)

Balance, September 30, 2002	—	—	4,893,425	4,893	2,123,271	(2,205,213)	(77,049)
Net loss (Unaudited)	—	—	—	—	—	—	—

Balance, March 31, 2003 (Unaudited)	—	$—	4,893,425	$4,893	$2,123,271	$(2,205,213)	$(77,049)

See accompanying notes to condensed consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31
	2003	2002
Cash Flows From Operating Activities:
Net Loss	$—	$(259,381)
Adjustments To Reconcile Net Loss To Net
Cash Provided by Operating Activities:
Depreciation	—	4,639
Stock issued for services	—	60,288
Changes In Operating Assets And Liabilities:
Increase in accounts receivable	—	(29,233)
Decrease in inventory	—	279,988
Increase in accounts payable and accrued expenses	—	38,612

Net Cash Provided By Operating Activities	—	94,913

Cash Flows From Investing Activities:
Purchase of property, plant & equipment	—	(2,000)
Loan receivable-shareholder	—	(82,454)

Net Cash Used In Investing Activities	—	(84,454)

Cash Flows From Financing Activities:
Decrease In cash overdraft	—	(6,650)

Net Cash Used In Financing Activities	—	(6,650)

Increase In Cash And Cash Equivalents	—	3,809
Cash And Cash Equivalents - Beginning Of Period	—	35

Cash And Cash Equivalents - End Of Period	$—	$3,844

Supplemental Cash Flow Information:
Cash paid for:
Interest	$—	$—

Income Taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2003

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

Net Loss Per Share

Basic earnings (loss) per common share (“EPS”) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS plus any potentially dilutive shares). The Company had no potentially dilutive shares in 2003 or 2002.

Reclassifications

Certain reclassifications have been made to the 2002 amounts to be consistent with the 2003 presentation with no effect on net income or ending equity.

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

PLAN OF OPERATION

During the six months ended March 31, 2003, the Company remained dormant while reviewing various sources of capital and potential business opportunities that could create viable operating programs within the Company’s initial business intent.

RESULTS OF OPERATIONS

For the three months and six months ended March 31, 2003, we had no sales, compared to $406,565 and $234,834 for the six and three months ended March 31, 2002, respectively. This amount is primarily attributable to sales of custom built motorcycles. Cost of sales approximated 79.4% for the six months and 65.4% for the three months ended March 31, 2002, generating a gross margin of $83,609 and $81,163, respectively.

There were no operating expenses for three months and six and the three months ended March 31, 2003. Operating expenses for the six and three months ended March 31, 2002 were $342,990 and $181,780, respectively, and consisted of rent, payroll, general administrative, and legal costs.

LIQUIDITY AND CAPITAL RESOURCES

Our net cash position was $-0- during the six months ended March 31, 2003. For the six months ended March 31, 2003, cash flow used in operating activities amounted to $0 and cash of $94,913 was provided by operations for the six months ended March 31, 2002.

Cash used in investing activities was $ -0- for the six months ended March 31, 2003, and was $84,454 for the six months ended March 31, 2002.

Financing activities provided cash of $-0- for the six months ended March 31, 2003 and cash used in financing activities was $6,650 for the six months ended March 31, 2002.

Our cash, cash equivalents and short-term investments totaled $-0- and $3,844 at March 31, 2003 and 2002, respectively. At March 31, 2003 and September 30, 2002 the working capital deficiency was $77,049.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparing these consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies. We believe that the critical accounting policies that most impact the consolidated financial statements are as described below. A summary of our significant accounting policies is included in Note 2 to our condensed consolidated financial statements which are included in Item 1 on this Form 10-QSB.

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

In December 2004, the Financial Accounting Standards Board issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees at market value generally resulted in recognition of no compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for us for the first interim or annual reporting period that begins after December 15, 2005. We have not quantified the potential effect of adoption of SFAS No. 123R. However, we believe adoption of SFAS No. 123R will result in a decrease to our reporting earnings.

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

From October through March 2003, the Company did not issue any shares of its common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

N/A

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits :

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