Form 10QSB
period 2003-06-30
PATRIOT MOTORCYCLE CORP
filed 2005-10-31
CIK 1073949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing price of such stock, as reported by the Pink Sheets as of June 30, 2003 is $621,093

The number of shares outstanding of each of the registrant’s common stock as of September 15, 2005 was 9,967,589.

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

PATRIOT MOTORCYCLE CORPORATION

Index

		PAGE NO.

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets-June 30, 2003 (Unaudited) and September 30, 2002	3

	Condensed Consolidated Statements of Operations-three and nine months ended June 30, 2003 and 2002 (unaudited)	4

	Condensed Consolidated Statement of Shareholders’ Equity (Deficiency)-nine months ended June 30, 2003 (unaudited) and the year ended September 30, 2002	5

	Condensed Consolidated Statements of Cash Flows-nine months ended June 30, 2003 and 2002 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements - June 30, 2003 (unaudited)	7-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Controls and Procedures	13

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Changes in Securities	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

	Exhibits	14

	Signature	15

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

PATRIOT MOTORCYCLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003	September 30, 2002
	(Unaudited)
Assets
Current Assets:
Cash	$—	$—
Accounts receivable	—	—
Inventory	—	—

Total current assets	—	—
Property Plant & Equipment, net	—	—
Other Assets:
Deposits	—	—
Loan Receivable-shareholder	—	—

TOTAL ASSETS	$—	$—

Liabilities & Shareholders’ Deficiency
Current Liabilities:
Note payable	$25,000	$25,000
Accounts payable and accrued expenses	47,071	47,071
Income taxes payable	4,978	4,978

Total current liabilities	77,049	77,049

Commitments and contingencies
Shareholders’ Deficiency
Preferred stock, $.001 par value, 5,000,000 shares authorized, Series A Convertible $2.30 stated value, 400,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value, Authorized - 50,000,000 shares, Outstanding - 4,893,425 shares at June 30, 2003 and September 30, 2002	4,893	4,893
Additional paid in capital	2,123,271	2,123,271
Accumulated deficit	(2,205,213)	(2,205,213)

TOTAL SHAREHOLDERS’ DEFICIENCY	(77,049)	(77,049)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$—	$—

See accompanying notes to condensed consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30		Nine months ended June 30
	2003	2002	2003	2002
Net Sales	$—	$127,713	$—	$534,278
Cost of Goods Sold	—	248,387	—	571,343

Gross Profit	—	(120,674)	—	(37,065)

Operating Expenses:
Selling	—	22,150	—	38,416
General & Administrative	—	162,589	—	489,313

Total Operating Expenses	—	184,739	—	527,729

Loss from Operations	—	(305,413)	—	(564,794)

Other Expense:
Interest	—	1,000	—	1,000
Miscellaneous	—	8,652	—	8,652

Total other expense	—	9,652	—	9,652

NET LOSS	—	(315,065)	—	(574,446)
Preferred stock dividends	—	12,526	—	37,578

Net loss available to common shareholders	$—	$(327,591)	$—	$(612,024)

Weighted Average Shares Outstanding
Basic And Diluted	4,893,425	4,893,425	4,893,425	4,850,568

Loss per common share, basic and diluted
Net loss	$—	$(0.06)	$—	$(0.12)

Net loss available to common shareholders	$—	$(0.07)	$—	$(0.13)

See accompanying notes to condensed consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

(Unaudited)

For the nine months ended June 30, 2003 (unaudited) and the year ended September 30, 2002

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficiency)
	Number of Shares	Amount	Number of Shares	Amount
Balance, October 1, 2001	216,067	$216	4,743,425	$4,743	$2,046,921	$(1,418,110)	$633,770
Shares surrendered	(216,067)	(216)	—	—	—	—	(216)
Stock issued for services	—	—	150,000	150	76,350	—	76,500
Net loss	—	—	—	—	—	—	—

Balance, September 30, 2002	—	—	4,893,425	4,893	2,123,271	(1,418,110)	710,054
Net loss (Unaudited)	—	—	—	—	—	—	—

Balance, June 30, 2003 (Unaudited)	—	$—	4,893,425	$4,893	$2,123,271	$(1,418,110)	$710,054

See accompanying notes to condensed consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended June 30
	2003	2002
Cash Flows From Operating Activities:
Net Loss	$—	$(574,446)
Adjustments To Reconcile Net Loss To Net
Cash Provided by Operating Activities:
Depreciation and amortization	—	6,708
Loss on disposal of property and equipment	—	8,752
Stock issued for services	—	76,500
Changes In Operating Assets And Liabilities:
Decrease in accounts receivable	—	4,825
Decrease in inventory	—	470,147
Increase in prepaids	—	(6,078)
Increase in accounts payable and accrued expenses	—	54,292

Net Cash Provided By Operating Activities	—	40,700

Cash Flows From Investing Activities:
Purchase of property, plant & equipment	—	(2,000)
Loan receivable-shareholder	—	(78,126)

Net Cash Used In Investing Activities	—	(80,126)

Cash Flows From Financing Activities:
Decrease In cash overdraft	—	(4,992)
Repayment of loan payable	—	(5,000)
Proceeds from loan payable	—	50,000

Net Cash Provided By Financing Activities	—	40,008

Increase In Cash And Cash Equivalents	—	582
Cash And Cash Equivalents - Beginning Of Period	—	35

Cash And Cash Equivalents - End Of Period	$—	$617

Supplemental Cash Flow Information:
Cash paid for:
Interest	$—	$—

Income Taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2003

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

PLAN OF OPERATION

During the six months ended June 30, 2003, the Company remained dormant while reviewing various sources of capital and potential business opportunities that could create viable operating programs within the Company’s initial business intent.

RESULTS OF OPERATIONS

For the three months and nine months ended June 30, 2003, we had no sales, compared to $534,278 and $127,713 for the nine and three months ended June 30, 2002, respectively. The fiscal 2002 amounts are primarily attributable to sales of custom built motorcycles. Cost of sales exceeded sales by $37,065 for the nine months ended June 30, 2002 and by $120,674 for the quarter ended June 30, 2002.

There were no operating expenses for three and nine months ended June 30, 2003. Operating expenses for the nine and three months ended June 30, 2002 were $527,729 and $184,739, respectively, which consisted of rent, payroll, general administrative and legal costs.

LIQUIDITY AND CAPITAL RESOURCES

Our net cash position was $-0- during the nine months ended June 30, 2003. For the nine months ended June 30, 2003, cash flow used in operating activities amounted to $0 and cash of $40,700 was provided by operations for the nine months ended June 30, 2002.

Cash used in investing activities was $-0- for the nine months ended June 30, 2003, and was $80,126 for the nine months ended June 30, 2002.

Financing activities provided cash of $-0- for the nine months ended June 30, 2003 and $40,008 for the nine months ended June 30, 2002.

Our cash, cash equivalents and short-term investments totaled $-0- and $617 at June 30, 2003 and 2002, respectively. At June 30, 2003 and September 30, 2002 the working capital deficiency was $77,049.

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

From October through June 2003, the Company did not issue any shares of its common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

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

October 27,2005

PATRIOT MOTORCYCLE CORPORATION

By:	/s/ Michel Attias
Michel Attias
CEO, President and Director

/s/ David M. Gernak
David M. Gernak
CFO and Treasurer