Form 10QSB
period 2003-12-31
PATRIOT MOTORCYCLE CORP
filed 2005-11-22
CIK 1073949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing price of such stock, as reported by the Pink Sheets as of December 31, 2003 is $97,600

The number of shares outstanding of each of the registrant’s common stock as of September 15, 2005 was 9,967,589.

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

PATRIOT MOTORCYCLE CORPORATION

Index

		PAGE NO.
PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets-December 31, 2003 (Unaudited) and September 30, 2003	3

	Condensed Consolidated Statements of Operations-three months ended December 31, 2003 and 2002 (unaudited)	4

	Condensed Consolidated Statement of Shareholders’ Equity (Deficiency)-three months ended December 31, 2003 (Unaudited) and the year ended September 30, 2003	5

	Condensed Consolidated Statements of Cash Flows-three months ended December 31, 2003 and 2002 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements - December 31, 2003 (Unaudited)	7-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Controls and Procedures	11

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Changes in Securities	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

	Exhibits	13

	Signature	14

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

PATRIOT MOTORCYCLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2003	September 30, 2003
	(Unaudited)
Assets
Current Assets:
Cash	$—	$—
Accounts receivable	—	—
Inventory	—	—

Total current assets	—	—

Property Plant & Equipment, net	—	—

Other Assets:
Deposits	—	—
Loan Receivable-shareholder	—	—

TOTAL ASSETS	$—	$—

Liabilities & Shareholders’ Deficiency
Current Liabilities:
Note payable	$25,000	$25,000
Accounts payable and accrued expenses	47,071	47,071
Income taxes payable	7,200	7,200

Total current liabilities	79,271	79,271

Commitments and contingencies
Shareholders’ Deficiency
Preferred stock, $.001 par value, 5,000,000 shares authorized, Series A Convertible $2.30 stated value, 400,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value, Authorized - 50,000,000 shares, Issued and outstanding - 4,893,425 shares at December 31, 2003 and September 30, 2003	4,893	4,893
Additional paid in capital	2,123,271	2,123,271
Accumulated deficit	(2,207,435)	(2,207,435)

TOTAL SHAREHOLDERS’ DEFICIENCY	(79,271)	(79,271)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$—	$—

See accompanying notes to condensed consolidated financial statements.

P ATRIOT MOTORCYCLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three months ended December 31
	2003	2002
Net Sales	$—	$—
Cost of Goods Sold	—	—

Gross Profit	—	—

Operating Expenses:
Selling	—	—
General & Administrative	—	—

Total Operating Expenses	—	—

NET LOSS	$—	$—

Weighted Average Shares Outstanding
Basic And Diluted	4,893,425	4,893,425

Loss per common share, basic and diluted
Net loss	$—	$—

See accompanying notes to condensed consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

For the three months ended December 31, 2003 (unaudited) and the year ended September 30 , 2003

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficiency)
Balance, October 1, 2002	4,893,425	$4,893	$2,123,271	$(2,205,213)	$(77,049)
Net loss	—	—	—	(2,222)	(2,222)

Balance, September 30, 2003	4,893,425	4,893	2,123,271	(2,207,435)	(79,271)
Net loss (unaudited)	—	—	—	—	—

Balance, December 31, 2003 (unaudited)	4,893,425	$4,893	$2,123,271	$(2,207,435)	$(79,271)

See accompanying notes to condensed consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three months ended December 31
	2003	2002
Cash Flows From Operating Activities:
Net Loss	$—	$—
Adjustments To Reconcile Net Loss To Net
Cash Provided by (Used In) Operating Activities:
Changes In Operating Assets And Liabilities:
Net Cash Provided By (Used In) Operating Activities	—	—

Cash Flows From Investing Activities:
Net Cash (Used In) Provided By Investing Activities	—	—

Cash Flows From Financing Activities:
Net Cash Provided By (Used In) Financing Activities	—	—

Decrease In Cash And Cash Equivalents	—	—
Cash And Cash Equivalents - Beginning Of Period	—	—

Cash And Cash Equivalents - End Of Period	$—	$—

Supplemental Cash Flow Information:
Cash paid for:
Interest	$—	$—

Income Taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2003 (Unaudited)

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

For further information, refer to the financial statements and footnotes for the year ended September 30, 2003 included in the company’s form 10-KSB.

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

In December 2004, the FASB issued SFAS No. 153 (“FAS 153”), “Exchange of Nonmonetary Assets an amendment of APB Opinion No. 29,” which amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. FAS 153 defines a nonmonetary exchange as having commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and shall be applied prospectively. We will adopt FAS 153 in fiscal 2005 and its adoption is not expected to have a material effect on our financial position, results of operations or cash flows.

NOTE 3 NOTE PAYABLE

During the year ended September 30, 2002, the Company entered into a note payable of $50,000 with an unrelated party, secured by the personal guarantee of the Company’s CEO, bearing interest at 12% per annum, with monthly payments of $5,000 through February 15, 2003. The note is currently in default for the $25,000 unpaid balance.

NOTE 4 COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is involved in legal proceedings incidental to its business. The Company believes that pending actions, individually and in the aggregate, will not have a material adverse effect on its financial condition, results of operations or cash flows, and that adequate provision has been made for the resolution of such actions and proceedings.

NOTE 5 SUBSEQUENT EVENTS

Operating Lease Obligations

In July 2005, the Company entered into a lease for certain of its facilities, with 13,022 square feet, under a noncancelable operating lease expiring in 2007 for $12,241 per month.

Issuance of Stock

From July 2004 through November 2005, the Company issued 3,267,272 shares of stock sold for prices ranging from $.75 to $4.00, 134,500 shares issued for asset purchases and 572,992 shares for services to various individuals, including 75,000 shares to the President of Sales & Marketing.

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

PLAN OF OPERATION

During the three months ended December 31, 2003, the Company remained dormant while reviewing various sources of capital and potential business opportunities that could create viable operating programs within the Company’s initial business intent.

RESULTS OF OPERATIONS

For the three months ended December 31, 2003 and December 31, 2002, we had no sales.

There were no operating expenses for the three months ended December 31, 2003 and December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our net cash position was $-0- at December 31, 2003 and September 30, 2003. For the three months ended December 31, 2003 and 2002, cash flow used in operating activities amounted to $0.

Cash used in investing activities was $-0-, for the three months ended December 31, 2003 and 2002.

Financing activities provided cash of $-0- in the quarter ended December 31, 2003 and 2002.

Our cash, cash equivalents and short-term investments totaled $-0- at December 31, 2003 and 2002. At December 31, 2003 and September 30, 2003 the working capital deficiency was $79,271.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparing these consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies. We believe that the critical accounting policies that most impact the consolidated financial statements are as described below. A summary of our significant accounting policies is included in Note 2 to our condensed consolidated financial statements which are included in Item 1 in this Form 10-QSB.

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

In December 2004, the FASB issued SFAS No. 153 (“FAS 153”), “Exchange of Nonmonetary Assets an amendment of APB Opinion No. 29,” which amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. FAS 153 defines a nonmonetary exchange as having commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and shall be applied prospectively. We will adopt FAS 153 in fiscal 2005 and its adoption is not expected to have a material effect on our financial position, results of operations or cash flows.

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

From October through December 2003, the Company did not issue any shares of its common stock.

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

November 22, 2005

PATRIOT MOTORCYCLE CORPORATION

By:	/s/ MICHEL ATTIAS
Michel Attias
CEO, President and Director

/s/ DAVID M. GERNAK
David M. Gernak
CFO and Treasurer