Form 10QSB
period 2004-03-31
PATRIOT MOTORCYCLE CORP
filed 2005-11-22
CIK 1073949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing price of such stock, as reported by the Pink Sheets as of March 31, 2004 is $88,728

The number of shares outstanding of each of the registrant’s common stock as of September 15, 2005 was 9,967,589.

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

PATRIOT MOTORCYCLE CORPORATION

Index

		PAGE NO.

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets-March 31, 2004 (Unaudited) and September 30, 2003	3

	Condensed Consolidated Statements of Operations-three and six months ended March 31, 2004 and 2003 (unaudited)	4

	Condensed Consolidated Statement of Shareholders’ Equity (Deficiency)-six months ended March 31, 2004 (unaudited) and the year ended September 30 , 2003	5

	Condensed Consolidated Statements of Cash Flows-six months ended March 31, 2004 and 2003 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements - March 31, 2004 (unaudited)	7-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Controls and Procedures	11

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Changes in Securities	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

	Exhibits	13

	Signature	14

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

PATRIOT MOTORCYCLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	September 30, 2003
	(Unaudited)
Assets
Current Assets:
Cash	$—	$—
Accounts receivable	—	—
Inventory	—	—

Total current assets	—	—

Property Plant & Equipment, net	—	—

Other Assets:
Deposits	—	—
Loan Receivable-shareholder	—	—

TOTAL ASSETS	$—	$—

Liabilities & Shareholders’ Deficiency
Current Liabilities:
Note payable	$25,000	$25,000
Accounts payable and accrued expenses	47,071	47,071
Income taxes payable	7,200	7,200

Total current liabilities	79,271	79,271

Commitments and contingencies
Shareholders’ Deficiency
Preferred stock, $.001 par value, 5,000,000 shares authorized, Series A Convertible $2.30 stated value, 400,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value, Authorized - 50,000,000 shares, Issued and outstanding - 4,893,425 shares at March 31, 2004 and September 30, 2003	4,893	4,893
Additional paid in capital	2,123,271	2,123,271
Accumulated deficit	(2,207,435)	(2,207,435)

TOTAL SHAREHOLDERS’ DEFICIENCY	(79,271)	(79,271)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$—	$—

See accompanying notes to condensed consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31		Six months ended March 31
	2004	2003	2004	2003
Net Sales	$—	$—	$—	$—
Cost of Goods Sold	—	—	—	—

Gross Profit	—	—	—	—

Operating Expenses:
Selling	—	—	—	—
General & Administrative	—	—	—	—

Total Operating Expenses	—	—	—	—

NET LOSS	$—	$—	$—	$—

Weighted Average Shares Outstanding
Basic And Diluted	4,893,425	4,893,425	4,893,425	4,893,425

Loss per common share, basic and diluted
Net loss	$—	$—	$—	$—

See accompanying notes to be condensed consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

For the six months ended March 31, 2004 (unaudited) and the year ended September 30 , 2003

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficiency)
Balance, October 1, 2002	4,893,425	$4,893	$2,123,271	$(2,205,213)	$(77,049)
Net loss	—	—	—	(2,222)	(2,222)

Balance, September 30, 2003	4,893,425	4,893	2,123,271	(2,207,435)	(79,271)
Net loss (unaudited)	—	—	—	—	—

Balance, March 31, 2004 (unaudited)	4,893,425	$4,893	$2,123,271	$(2,207,435)	$(79,271)

See accompanying notes to condensed consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six months ended March 31
	2004	2003
Cash Flows From Operating Activities:
Net Loss	$—	$—
Adjustments To Reconcile Net Loss To Net
Cash Provided by (Used In) Operating Activities:
Changes In Operating Assets And Liabilities:
Net Cash Provided By (Used In) Operating Activities	—	—

Cash Flows From Investing Activities:
Net Cash (Used In) Provided By Investing Activities	—	—

Cash Flows From Financing Activities:
Net Cash Provided By(Used In) Financing Activities	—	—

Decrease In Cash And Cash Equivalents	—	—
Cash And Cash Equivalents - Beginning Of Period	—	—

Cash And Cash Equivalents - End Of Period	$—	$—

Supplemental Cash Flow Information :
Cash paid for :
Interest	$—	$—

Income Taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2004 (Unaudited)

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

Net Loss Per Share

Basic earnings (loss) per common share (“EPS”) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS plus any potentially dilutive shares). The Company had no potentially dilutive shares in 2004 or 2003.

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

PLAN OF OPERATION

During the six months ended March 31, 2004, the Company remained dormant while reviewing various sources of capital and potential business opportunities that could create viable operating programs within the Company’s initial business intent.

RESULTS OF OPERATIONS

For the three months and six months ended March 31, 2004 and March 31, 2003, we had no sales.

There were no operating expenses for the three months and six months ended March 31, 2004 and March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our net cash position was $-0- at March 31, 2004 and September 30, 2003. For the six months ended March 31, 2004 and 2003, cash flow used in operating activities amounted to $0.

Cash used in investing activities was $ -0- for the six months ended March 31, 2004 and 2003.

Financing activities provided cash of $-0- in the six months ended March 31, 2004 and 2003.

Our cash, cash equivalents and short-term investments totaled $-0- at March 31, 2004 and September 30, 2003. At March 31, 2004 and September 30, 2003 the working capital deficiency was $79,271.

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

From October 2003 through March 2004, the Company did not issue any shares of its common stock.

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
Michel Attias
CEO, President and Director

/s/ DAVID M. GERNAK
David M. Gernak
CFO and Treasurer

Index to Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.