Form 10QSB
period 2004-06-30
PATRIOT MOTORCYCLE CORP
filed 2005-11-22
CIK 1073949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing price of such stock, as reported by the Pink Sheets as of June 30, 2004 is $576,729

The number of shares outstanding of each of the registrant’s common stock as of September 15, 2005 was 9,967,589.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

PATRIOT MOTORCYCLE CORPORATION

Index

		PAGE NO.
PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets-June 30, 2004 (Unaudited) and September 30, 2003	3

	Condensed Consolidated Statements of Operations-three and nine months ended June 30, 2004 and 2003 (unaudited)	4

	Condensed Consolidated Statement of Shareholders’ Equity (Deficiency)-nine months ended June 30, 2004 (unaudited) and the year ended September 30, 2003	5

	Condensed Consolidated Statements of Cash Flows-nine months ended June 30, 2004 and 2003 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements - June 30, 2004 (unaudited)	7-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Changes in Securities	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

	Exhibits	16

	Signature	17

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PATRIOT MOTORCYCLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	September 30, 2003
	(Unaudited)
Assets
Current Assets:
Cash	$75,833	$—
Accounts receivable	—	—
Inventory	—	—

Total current assets	75,833	—
Property Plant & Equipment, net	—	—

Other Assets:
Deposits	—	—
Loan Receivable-shareholder	—	—

TOTAL ASSETS	$75,833	$—

Liabilities & Shareholders’ Deficiency
Current Liabilities:
Note payable	$25,000	$25,000
Accounts payable and accrued expenses	52,071	47,071
Income taxes payable	7,200	7,200

Total current liabilities	84,271	79,271

Commitments and contingencies

Shareholders’ Deficiency
Preferred stock, $.001 par value, 5,000,000 shares authorized, Series A Convertible $2.30 stated value, 400,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value, Authorized - 50,000,000 shares, Issued and outstanding - 5,160,095 and 4,893,425 shares at June 30, 2004 and September 30, 2003, respectively	5,160	4,893
Additional paid in capital	2,353,004	2,123,271
Accumulated deficit	(2,366,602)	(2,207,435)

TOTAL SHAREHOLDERS’ DEFICIENCY	(8,438)	(79,271)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$75,833	$—

See accompanying notes to condensed consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30		Nine months ended June 30
	2004	2003	2004	2003
Net Sales	$—	$—	$—	$—

Cost of Goods Sold	—	—	—	—

Gross Profit	—	—	—	—

Operating Expenses:
Selling	9,750	—	9,750	—
General & Administrative	149,417	—	149,417	—

Total Operating Expenses	159,167	—	159,167	—

NET LOSS	$(159,167)	$—	$(159,167)	$—

Weighted Average Shares Outstanding
Basic And Diluted	4,965,954	4,893,425	4,917,513	4,893,425

Loss per common share, basic and diluted
Net loss	$(0.03)	$—	$(0.03)	$—

See accompanying notes to condensed consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

For the nine months ended June 30, 2004 (unaudited) and the year ended September 30 , 2003

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficiency)
	Number of Shares	Amount
Balance, October 1, 2002	4,893,425	$4,893	$2,123,271	$(2,205,213)	$(77,049)
Net loss	—	—	—	(2,222)	(2,222)

Balance, September 30, 2003	4,893,425	4,893	2,123,271	(2,207,435)	(79,271)

Net proceeds from issuance of stock	166,670	167	94,833	—	95,000
Stock issued for services	100,000	100	134,900	—	135,000
Net loss	—	—	—	(159,167)	(159,167)

Balance, June 30, 2004 (unaudited)	5,160,095	$5,160	$2,353,004	$(2,366,602)	$(8,438)

See accompanying notes to condensed consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended June 30
	2004	2003
Cash Flows From Operating Activities:
Net Loss	$(159,167)	$—
Adjustments To Reconcile Net Loss To Net Cash Provided by (Used In) Operating Activities:
Stock issued for services	135,000	—
Changes In Operating Assets And Liabilities:
Increase in accounts payable and accrued expenses	5,000	—

Net Cash Used In Operating Activities	(19,167)	—

Cash Flows From Investing Activities:
Net Cash (Used In) Provided By Investing Activities	—	—

Cash Flows From Financing Activities:
Proceeds from sale of common stock	95,000	—

Net Cash Provided By Financing Activities	95,000	—

Increase In Cash And Cash Equivalents	75,833	—
Cash And Cash Equivalents - Beginning Of Period	—	—

Cash And Cash Equivalents - End Of Period	$75,833	$—

Supplemental Cash Flow Information:
Cash paid for:
Interest	$—	$—

Income Taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2004

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. At June 30, 2004, the Company did not have any cash equivalents.

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

Had compensation cost for all stock option grants been determined based on their fair value at the grant dates, consistent with the method prescribed by SFAS 148 and SFAS 123, our net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

	2004	2003
Net loss, as reported	$(159,167)	$—
Add: Stock-based Expense included in net loss	—	—
Deduct: Fair value of stock-based expense	(33,738)	—

Pro forma net loss	$(192,905)	$—

Net loss per Share:
Basic and diluted-as reported	$(0.03)	$—
Basic and diluted-pro forma	$(0.04)	$—

The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003
Expected term (years)	5	5
Volatility	249%	260%
Annual dividend per share	$—	$—
Risk free interest rate	3.35%	2.87%
Weighted-average fair value of options granted	$1.78	N/A

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

Net Loss Per Share

Basic earnings (loss) per common share (“EPS”) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. As of June 30, 2004, the Company had granted stock options and warrants for 330,000 shares of common stock that are potentially dilutive common shares but are not included in the computation of loss per share because their effect would be anti-dilutive.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments including cash, note payable, accounts payable and accrued expenses approximate their fair value as of June 30, 2004 due to their short-term maturities.

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

Comprehensive Income

The Company has no items of other comprehensive income (loss) for the nine months ended June 30, 2004 and 2003.

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

NOTE 4 SHAREHOLDERS’ EQUITY

In June 2004, the Company issued 166,670 shares of its common stock at prices ranging from $0.50 to $.75 per share for consideration of $95,000 (net of commissions, see Note 6) pursuant to a limited private placement. Warrants to purchase 30,000 shares of common stock at $1.25 per share were issued in conjunction with these transactions. No value has been recorded in relation to these warrants.

NOTE 5 STOCK OPTIONS AND WARRANTS

The Company granted stock options to the Company’s Vice President of Sales and Marketing to purchase up to 300,000 shares of the Company’s common stock under an employment agreement. The options vest in one to two years when services are performed, and have a term of two to seven years.

Options granted are accounted for according to APB No. 25. The following table summarizes the stock option activity for the nine months ended June 30, 2004:

	Shares	Weighted Average Exercise Price
Options granted in 2004	300,000	$4.16

Balance, June 30, 2004	300,000	$4.16

	Outstanding			Exercisable
Weighted Exercise Price Range	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number of Options	Average Exercise price
$2.50	100,000	5.00	$2.50	100,000	$2.50
$5.00	200,000	6.00	$5.00

In conjunction with the issuance of stock pursuant to limited private placements, the Company issued warrants to purchase 30,000 shares of common stock. The warrants expire in two years. No value has been recorded in relation to these warrants. The following table summarizes the warrant activity for the nine months ended June 30, 2004:

	Shares	Weighted Average Exercise Price
Warrants granted in 2004	30,000	$1.25

Balance, June 30, 2004	30,000	$1.25

	Outstanding			Exercisable
Weighted Exercise Price Range	Number of Warrants	Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number of Warrants	Weighted Average Exercise
$1.25	30,000	1.33	$1.25	30,000	$1.25

NOTE 6 RELATED PARTY TRANSACTIONS

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

In June, 2004, the Company agreed to issue to its President and to its President of Sales and Marketing an aggregate of 200,000 shares of common stock for services to be rendered from July 2004 to June 2005. On July 1, 2004, the Company issued 50,000 shares of the 200,000 shares for services to be rendered between July 1, 2004 and September 30, 2004.

In 2004, the Company paid finder’s fees of $5,000 to the spouse of the Vice President of Sales and Marketing in connection with the sale of common stock raising proceeds of $100,000.

NOTE 7 COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is involved in legal proceedings incidental to its business. The Company believes that pending actions, individually and in the aggregate, will not have a material adverse effect on its financial condition, results of operations or cash flows, and that adequate provision has been made for the resolution of such actions and proceedings.

NOTE 8 SUBSEQUENT EVENTS

Operating Lease Obligations

In July 2005, the Company entered into a lease for certain of its facilities, with 13,022 square feet, under a noncancelable operating lease expiring in 2007 for $12,241 per month.

Issuance of Stock

From July 2004 through November 4, 2005, the Company issued 3,267,272 shares of stock sold for prices ranging from $.75 to $4.00, 134,500 shares issued for asset purchases and 572,992 shares for services to various individuals, including 75,000 shares to the President of Sales & Marketing.

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

PLAN OF OPERATION

During the nine months ended June 30, 2004, we initiated negotiations which would allow us to commence the sale and distribution of motorcycles and ATV’s under the brand name of Yamoto™. Critical to our success is the establishment of a network of dealers in all market areas.

Our focus in the nine months ended June 30, 2004 has been to seek necessary working capital and to develop our marketing plan. Our marketing plan focuses on dealers and the retail market through comprehensive print advertising, participation in trade shows, and other direct marketing efforts.

RESULTS OF OPERATIONS

For the three months and nine months ended June 30, 2004 and June 30, 2003, we had no sales.

During the nine months ended June 30, 2004, we reinitiated operations and incurred minimal administrative expenses. On June 15, 2004, the Company issued 100,000 shares of its common stock to its Vice President of Sales and Marketing for providing services to the Company. The Company recorded $135,000 compensation expense related to these shares based on the closing price of the stock on June 15, 2004. Options to purchase 300,000 shares of common stock at $2.50 to $5.00 per share were issued in conjunction with this transaction. As there is no intrinsic value, the Company did not record any compensation when the options were granted. There were no operating expenses for the nine months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our net cash position was $75,833 at June 30, 2004 and $-0- at September 30, 2003. For the nine months ended June 30, 2004 and 2003, cash flow used in operating activities amounted to $19,167 and $-0- ,respectively.

Cash used in investing activities was $ -0- for the nine months ended June 30, 2004 and 2003.

Financing activities provided cash of $95,000 in the nine months ended June 30, 2004 and $-0- for the nine months ended June 30, 2003.

Our cash, cash equivalents and short-term investments totaled $75,833 at June 30, 2004 and $-0- at September 30, 2003. At June 30, 2004, working capital deficiency was $8,438 and at September 30, 2003 the working capital deficiency was $79,271.

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

ITEM 2. CHANGES IN SECURITIES

In June 2004, the Company issued 166,670 shares of its common stock at prices ranging from $0.50 to $.75 per share for consideration of $95,000 (net of commissions) pursuant to a limited private placement. Warrants to purchase 30,000 shares of common stock at $1.25 per share were issued in conjunction with these transactions. No value has been recorded in relation to these warrants.

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