Form 10KSB
period 2005-09-30
PATRIOT MOTORCYCLE CORP
filed 2006-07-31
CIK 1073949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the year ended September 30, 2005

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

Issuer’s revenues for its most recent fiscal year ended September 30, 2005: $7,943,253

The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing price of $8.25 of such stock, as reported by the Pink Sheets on September 30, 2005 is $37,837,297).

The number of shares outstanding of each of the registrant’s common stock as of September 30, 2005 was 8,868,189.

Transitional Small Business Disclosure Format (Check one)    Yes  ☐    No  ☒

PATRIOT MOTORCYCLE CORPORATION

PART I

EXPLANTORY NOTE

This Annual Report on Form 10-KSB for fiscal year ended September 30, 2005 contains financial and operation information for the period through September 30, 2005. Our subsequent reports and public disclosures to be filed after the date hereof will contain updated information and disclosures that may be material to an understanding of the subject matter herein and the periods prior to and subsequent to the period covered by this report.

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

ITEM 1. BUSINESS

Introduction

Patriot Manufacturing Corporation (“Manufacturing”) was formed on October 25, 1999 as a California corporation. Davenport Ventures, Inc. (“Davenport”) was formed on July 30, 1993 as a Nevada corporation. On August 18, 1996, Davenport merged into Royal Mortgage Corporation and the surviving entity changed its corporate name to Royal Financial Corporation (“Royal”). On November 23, 1998, Royal filed registration Form 10SB12G to establish public trading. In May 2001, Manufacturing merged into Royal and the surviving entity changed its name to Patriot Motorcycle Corporation (“Patriot,” “we,” “us,” “our,” or the “Company”) and divested several unrelated businesses. During the later part of 2002 and 2003, numerous attempts to achieve satisfactory financing and introduce viable product lines were unsuccessful and our business was dormant from July 2002 to June 2004. In August 2004, we became the exclusive distributor in the United States of the Yamoto™ line of dirt bike motorcycles and all- terrain vehicles (“ATVs”) manufactured in China to our specifications. In July 2005, this agreement was expanded to include worldwide distribution rights. During the year ended September 30, 2005, the Company was active in the sale and distribution of dirt bikes and ATV’s under the brand name of Yamoto. As a condition of the settlement of a lawsuit with Yamaha, the Company has rebranded its products Patriot OffRoad™.

Patriot OffRoad™ offers dirt bikes and ATVs with premium quality, reliability, and a superior warranty and customer service, all at competitive price points that are thirty to fifty percent below comparable Japanese and U.S. models. Our primary competitors in the dirt bike category are Honda, Kawasaki, Suzuki and Yamaha. These companies, along with Polaris, represent the major competitors in the ATV market. Patriot OffRoad™ also experiences some competition, due to price, from Kazuma, another Chinese off-road vehicle manufacturer.

As of September 30, 2005, over 500 U. S. dealers are selling our dirt bikes and ATVs and are in various stages of becoming authorized Patriot dealers. Our goal is to have 1,000 dealers by the end of fiscal 2006 and 1,500 by the end of fiscal 2007. Because of our quality, reliability, affordability and significantly higher margins for authorized dealers, established motorcycle dealers are receptive to carrying our line.

In July 2005, John Covington, the developer of Surgical-Steed Musclebikes Motorcycle Company (“Steed”), headquartered in Scottsdale, Arizona, with a 13-year history of production and sale of custom street bikes, became the Director of Design and Development for Patriot. We have outsourced several component parts, and established a regulatory-compliant distribution network throughout the United States. Custom bikes will be manufactured and sold while we are developing a non-custom entry level product to be introduced in fiscal 2006. Mr. Covington and his wife have two-year employment contracts containing a restive covenant.

As of September 30, 2005, we manufacture and distribute specialty motorcycles; distribute a moderately priced line of dirt bike motorcycles, ATVs, accessories and specialty clothing for families and other entry-level consumers; and produce the syndicated television program “Steel Dreams™”. Once we have further expanded a domestic, and established an international dealer organization through which we are selling the Patriot OffRoad™ brand of dirt bikes and ATVs, and the specialty motorcycles, we intend to introduce new branded products such as watercraft, marine engines and power generators.

In July 2005, we attained the production and distribution rights to the syndicated television program “Steel Dreams™”. The program has been produced and distributed for four years, and is currently carried on 217 stations in over 137 markets with over 76,000,000 households. The first production of the fifth season was broadcast in September 2005. Segments include storylines of Patriot, action sequences in numerous motor sports and interviews with industry celebrities.

Later in 2006, we plan to introduce a personal watercraft (“PWC”), and a line of speedboat powered by an outboard engine including 24’ and 33’ runabouts and 41’ cruisers. We have already developed the prototypes for the cruisers in our Hemet, California development facility.

We are headquartered in San Clemente, California and as of September 30, 2005 have over 50 full-time employees. We outsource our shipping and handling of the dirt bikes and ATVs to FulSource Fulfillment and Logistics in Fremont, California. The vehicles are packed in containers holding approximately 80 units and shipped from China to the Port of Oakland. FulSource accepts and manages all shipments on our behalf and then warehouses the vehicles in its nearby facility. From that point, the products are shipped directly to the dealers across the country, where the final assembly occurs.

Company Overview

Patriot Motorcycle Corporation is a multi divisional organization geared to provide affordable family fun under the banner of Ride to Freedom.

There are large consumer markets for the Company’s products. The dirt bike motorcycle and ATV markets are well established in the United States and in many other foreign countries worldwide. Patriot seeks to enlarge the size of these markets by attracting new, first-time buyers—youth, women, families and seniors—based on affordable pricing, quality product offerings and an established dealer network. As Patriot expands into other large and well-established markets, such as personal watercraft, motorboats and street bikes, the Company believes it can attract sales away from competitors and also increase the overall size of these markets by introducing consumers to less-expensive, quality recreational products.

Patriot V-Twin

Patriot Motorcycle Corporation acquired the assets of Steed Musclebike Motorcycle Company of Scottsdale, Arizona on July 1, 2005. Renown motorcycle designer John Covington, founder and creator of Steed custom-built V-Twin Musclebikes is the Director of Design and Development for Patriot.

Patriot currently manufactures street bikes under the Steed line in Scottsdale, Arizona. Later this year, the Company will commence production of the “200 Series”, which have been primarily designed for the entry level street bike buyer. The “200 Series” motorcycle was introduced at this year’s Cincinnati V-Twin show. Outsourcing of several component parts will allow the Company to bring this product to market with a unique appearance and an affordable price. The Company continues to commit research and development expenditures to this addressable market segment.

The on-road market is significantly larger in terms of vehicles in use, annual sales and dollar value per unit than the off-road market.

The Motorcycle Industry Council (“MIC”), of which Patriot is a member, estimates that more than 1 million new two-wheel motorcycles were sold in the U.S. in 2005. This figure includes street bikes, dual-purpose motorcycles and dirt bikes. 64% (646,000 units) were classified as on-highway, 3% (30,000 units) were dual-purpose motorcycles and 27% (278,000 units) were off-highway. In 2005, the Specialty Vehicle Institute of America (“SVIA”) estimates that over 780,000 new all-terrain vehicles were sold. In total, new motorcycle and ATV sales approached 1.8 million units in 2005.

According to the MIC, in 2003, there were 8.8 million motorcycles in operation in the United States, or 3.0 motorcycles for every 100 persons. Of those, 6.9 million were used on public roads and highways, and 2.4 million were used off-road; these figures include 500,000 dual-purpose bikes, which are designed for use on public roads and for off-highway recreational purposes. In addition, the SVIA estimates that there are approximately 6.2 million all-terrain vehicles owned and operated in the United States. On-highway motorcycles include scooters but exclude mopeds, with or without pedals. Off-highway motorcycles include competition motorcycles and exclude all-terrain vehicles. In addition, the SVIA estimates that there are approximately 6.2 million all-terrain vehicles owned and operated in the United States. Patriot is an active member of SVIA.

Based on MIC estimates, new on-highway motorcycle sales exceeded $7 billion in 2003. At the present time, according to MIC, 13,924 retail outlets sell motorcycles and related products in the United States. 45% of these retail outlets are authorized to sell new motorcycles, scooters or all-terrain vehicles based on MIC estimates. Rather than creating its own dealer network from scratch, Patriot is targeting select dealers that are already established. The other 55% of the 13,924 retail outlets specialize in motorcycle related parts, accessories, used vehicles or service, but are not authorized to sell new motorcycles, scooters or ATVs according to MIC.

Patriot OffRoad™

Patriot is presently engaged in the distribution of off-road vehicles, both dirt bike motorcycles and ATVs.

All-Terrain Vehicles (“ATVs”)

The American National Standards Institute, Inc. (“ANSI”) defines an all-terrain vehicle as “any motorized off-highway vehicle designed to travel on four low pressure tires, having a seat designed to be straddled by the operator and handlebars for steering control, and intended for use by a single operator and no passenger.” ATVs are manufactured in three general size categories. Adult-size ATVs are those models with engine sizes greater than 90cc. These models are for operators 20 years and older. Youth-12 models are those with engine sizes from 70cc to 90cc. These models are for children from 12 to 15 years old. Youth-6 models are those with engines sizes less than 70cc. These models are for children from 6 to 11 years old.

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

Sales to two major customers amounted to 28.0% of sales.

Dirt Bike Motorcycles

Patriot is primarily focused on the off-highway portion of the motorcycle market. MCI estimates there were 1,009,000 new two-wheel motorcycles sold in the US in 2005.Off-highway motorcycles are not certified by the manufacturer to be in compliance with Federal Motor Vehicle Safety Standards, and are not designed for use on public roads.

According to the MIC, in 2003, there were approximately 1.88 million dirt bike motorcycles in operation in the United States. The off-highway segment of the motorcycle industry is dominated by products with relatively small engines. Nearly all, or approximately 1.7 million, of dirt bike motorcycles currently in use have an engine displacement of less than 350cc.

Designated Riding Areas for Off-Road Vehicles

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

Patriot Productions

Patriot Productions was initially formed to support the internal marketing and production requirements of the Off-Road, Steed and Marine Divisions. Since its inception, Patriot Productions has acquired a nationally syndicated TV show (‘Steel Dreams TV’), added advertising, promotional and direct response capabilities to support the internal divisions and most importantly has begun offering the above services to external clients for profit.

Patriot Productions brings an existing infrastructure to support the marketing solution — from in-house producers, editors and copywriters to the administrative staff. Patriot Productions owns ‘Steel Dreams TV,’ the nationally syndicated motor-sports show reaching 76 million households weekly via 216 television stations in 137 markets. The show is produced at the in-house Patriot Production facility. ‘Steel Dreams’ is now in its fifth season.

Utilizing the latest technology and broadcast vehicles, Patriot Productions creates entertaining content delivered to consumers over multiple platforms. Original content and “the story of” the brand can be delivered in the form of a nationally syndicated TV show as well as an interactive multimedia CD Rom. These formats also allow the Company to deliver digital, targeted content via “webisodes,” downloadable video via an iPod or cell phone, a video podcast or as part of a desktop “Screen Server.”

Patriot’s creative team is well experienced in the development of unique and captivating story lines that allows companies to engage consumers on a deeper level. Leveraging the strength of broadcast television and driving consumers to fully interact with “the making of” the Company is the power of Patriot Productions. The marketing platform is based on engaging the consumer with entertaining content, interactive programs, useful and relevant lifestyle messages, and information and you create “dialogue” with the intent of building a relationship and ultimately driving sales for its clients and Patriot Motor Corporation’s own proprietary brands.

As an in-house division of Patriot Motorcycle Corporation, Patriot Productions has the market position of reaching millions of consumers for its clients weekly. As a profit center for the Company, Patriot Productions acts like a multimedia agency for selected clients around the globe. The re-focusing of Patriot Productions comes from the drive to create dynamic marketing vehicles and systems for its own marketing efforts while realizing the department’s profit-generating ability and potential.

Patriot Productions offers an exclusive integrated marketing strategy which has the capability of reaching millions of targeted consumers through our proprietary “DRIVE Program”. DRIVE (Delivering Real-Time, Integrated Value based Experience) is comprised of six independent marketing elements which are delivered ala carte or bundled to both internal divisions as well as external clients.

The six Marketing /Advertising elements of DRIVE include;

Broadcast

Reaching 76 million households weekly, Steel Dreams TV delivers entertaining motor-sports related content with the primary goal of providing revenue generating branded entertainment and local/national advertising spots to 217 stations in over 137 markets with over 76,000,000 households every week.

Branded entertainment involves creating compelling and entertaining content where the advertiser/sponsor “is the show” without being perceived as being an infomercial. Automotive advertisers/sponsors we are currently creating branded Entertainment for include Chrysler, Jeep, Dodge, Porsche and Hyundai. In the motorcycle industry we are creating episodes for well known custom motorcycle builders from Jesse James of “Monster Garage” fame to Arlen Ness and Steed by Patriot to name a few.

In addition to providing branded entertainment, Patriot Productions designs, creates and produces commercials which are then aired on Steel Dreams TV. Patriot Productions owns the exclusive rights to sell seven thirty second spots on each episode. Patriot Productions currently uses a third party sales force to sell the national advertising spots. We are bundling the national advertising spots which systematically increases the revenues per spot.

Alternative Media

Through our proprietary interactive disc program, Patriot Productions can reach millions of targeted consumers with nearly 700 MB of engaging, relevant rich media content including full sight, sound and motion (Product video, running footage, music, games, sponsors etc.) which entices the consumer to interact. In addition to rich compelling media on the Disc, consumers are presented with a number of opt-in offers, promotions and incentives where they will be given an opportunity to register, schedule a test drive, answer the survey or opt in to any number of promotional partners offers. The results and consumer data / insights are captured and immediately followed up on via bounce-back email or a voice broadcast on behalf of Jeep and the sponsors. The follow-up message will correspond to the consumers in-market timing and will allow them to connect with a dealer, call center or website (to set up a test drive/service visit or make a purchase decision) in real-time.

The Disc is distributed to consumers as a Handout, Inserted in Newspapers and Targeted Magazines or delivered as part of a Targeted Direct Mail Program.

Print

Patriot Productions graphics department can create any type of print material including direct mail, newspaper advertising, magazine ads, and retail point of sale. Our primary interest in the print work is to insert the interactive disc as part of a targeted marketing campaign where the print media comes to life with interactive media. The results of which are measurable in real–time and measures every click, impression and consumer interaction.

Events

Patriot Productions attends numerous events on behalf of our clients and offers a variety of services ranging from event management, electronic lead data capture via our exclusive Kiosk program with the ultimate goal of capturing consumer interest, insights and information. The data is then routed electronically to clients for immediate sales follow up.

Patriot Productions has aligned itself with leading providers of Event Management Companies, eliminating the need to invest in expensive infrastructure.

Direct Response/Retail

The ultimate goal of any advertiser/sponsor involves the use of direct response i.e. direct mail, customer acquisition, loyalty marketing and specializing in creating and executing measurable direct response programs. Patriot Productions Direct will provide programs that push the limits of traditional marketing by providing instant communication between Buyers & Sellers. Patriot Productions Direct Customer Centric, an intensive direct marketing and follow-up program, integrates a variety of proprietary marketing systems that directly promote consumer response and drive buyers to the retailer regardless of the industry. The formula delivers an instantaneous and measurable return on investment for our clients during an age when consumers are becoming more difficult and expensive to reach with the marketing message.

Our goal is to deliver the most effective marketing solution which drives consumers to the show room, gathers consumer insights, and measures the results, which allows Patriot Productions to make improvements based on our findings so the next program is better then the one before. Delivering this sort of a comprehensive, integrated and measurable solution requires that we all understand the big picture and work together to “solve” the problems with acceptable solutions that come from positive dialogue in a collaborative environment. Management understands, endorses and supports the initiative from start to finish and is willing to take corrective action along the way.

Web

Patriot Productions offers a plethora of services as it relates to the web ranging from cross promotional links on Steel Dreams TV, bounce back emails, e-newsletters, customer retention programs, iPOD downloads and more. The Web strategy is used primarily to support the five other Marketing elements.

Patriot Marine Industries

Speedboats

The Company opened a manufacturing facility in Hemet, California in May 2005 to develop prototypes for runabout and cruiser boats. During the fiscal year ended September 30, 2005, the Company commenced development of a line of boats and expended $121,578 during the year. The Company expects to generate the first sales near the end of fiscal 2006. Patriot has hired famed boat designer, Art Carlson, as Director of Boat Designs for Patriot Marine Industries division. For over half a century, Carlson has designed, styled and built some of the most popular and famous boats in history. A pioneer, continually poised on the cutting edge,

Carlson initially combined a newly emerging fiberglass technology in the early 1950s with new hull concepts that ultimately launched both the revolutionary “Tunnel Hull” design and the lines of Carlson High-Performance and Glastron/Carlson sport boats.

The Carlson name is internationally known and synonymous with the sleek beauty, high-performance and extreme quality. Carlson’s sleek designs have also been in major Hollywood motion pictures such as “Outlaw Blues” (with Peter Fonda and Susan St. James), Walt Disney’s “Boatniks” and in classic James Bond, 007 thrillers such as “Live and Let Die” and “Moonraker.” His boats have also been featured on TV shows, such as “The Fall Guy” and “Riptide,” and in numerous television commercials.

Many of these same dealers and retail outlets sell, or could sell personal watercraft (“PWC”). The National Marine Manufacturers Association (“NMMA”), of which Patriot is a member, reported that recreational boating contributed approximately $33 billion to the U.S. economy in 2004. NMMA put the number of boats in use in the country at 17.6 million that year and said that new boat and motor sales reached $13.6 billion, continuing a growth trend averaging 8 percent annually since 1997. Beyond the U.S, the international recreational boating market holds fantastic potential as growth rates have exceeded even the buoyant numbers seen in this country. The personal watercraft industry peaked in 1995 with approximately 200,000 units sold according to the NMMA. Since that time, annual PWC sales have declined significantly. In 1998, according to the NMMA, there were approximately 130,000 units sold. This number dropped to 79,300 in 2002 and 80,600 in 2003. PWC sales were accorded a total retail value of $720 million in 2003 according to the NMMA. Based on NMMA estimates, there were approximately 1.42 million PWC owned in 2003. Since the mid-1990s, sit-down style, multi-passenger watercraft have represented 99% of all PWC sales, with three- and four-passenger family models the fastest growing segment according to the NMMA. According to the NMMA, 72 million Americans each year participate in some form of recreational boating.

In addition, Patriot believes there is a corporate opportunity in the retail boating and marine engine industries. In 2003, outboard boat sales exceeded $2.7 billion and outboard motor sales exceeded $2.5 billion, for a combined total of more than $5.2 billion.

Personal Watercraft (“PWC”)

Patriot is in the process of developing a personal watercraft, which will be manufactured in China, and when introduced, will be competitively priced to attract entry-level recreational consumers. According to The Personal Watercraft Industry Association, the PWC concept originated in the 1960s when a home inventor conceived and built his notion of a powered water ski. This design combined the elements of self-power, small size, and a maneuverable, active ride.

Bombardier Recreational Products, known for its Ski-Doo® snowmobiles, introduced a craft in the late 1960s with limited success. This craft gets credit for being the first sit-down style PWC. In the early 1970s, Kawasaki Motors Corp. U.S.A. introduced the JET SKI® watercraft, the first commercially successful PWC. PWC are considered by the U.S. Coast Guard to be inboard boats under 20 feet in length. They are powered by either a 2-stroke gasoline engine (the same basic engine type which is found in most outboard motors), or by a 4-stroke gasoline engine, the same engine type used in cars. Because of environmental concerns, the industry has shifted to 4-stroke engines, which is the type that Patriot is adopting.

Today’s personal watercraft are small family boats with clean, quiet and fuel-efficient engines and no exposed propellers. Manufacturers have been responsive to customers’ desires for environmentally friendly recreation and have created cleaner, quieter and safer PWC. According to The Personal Watercraft Industry Association, in less than three years manufacturers have attained the same level of engine emission reductions it took the automobile industry 25 years to achieve. Today’s PWC produces 75% fewer emissions than models manufactured in 1998, and with hull insulation and other muffling techniques, today’s models are 70% quieter than those produced only three years ago.

Patriot’s management believes that price is the single most important factor behind the industry’s decline in sales, from 200,000 units sold in 1995, to 80,600 units sold in 2003 as estimated by the NMMA. According to the NMMA, the average retail price of a PWC in 2003 was $8,890. The Company believes that the demand for PWC is price elastic, and that at a lower price point, there is a strong market potential for its new entry-level 2- and 3-seater products. The 2-seater Patriot PWC will have a suggested retail price of approximately $3,900 and the 3-seater PWC will retail for $4,500 to $4,900.

Designated Riding Areas for Personal Watercraft

In general, personal watercraft may be operated anywhere boating is permitted. This includes fresh water lakes, rivers, bays and salt-water bodies.

Competition

There is significant competition among entrenched manufacturers of quality dirt bikes and all-terrain vehicles. ATV manufacturers include Cannonade, Honda, Kawasaki, Long Chang, Polaris, Suzuki and Yamaha. Dirt bike producers include Honda, Kawasaki, Suzuki and Yamaha. Many of these off-road vehicle manufacturers are affiliates of large multinational corporations that have significant financial resources and marketing budgets, entrenched dealer networks, loyal customer base and brand name recognition.

Patriot OffRoad™ also experiences competition from other Chinese off-road vehicle manufacturers, the largest of which is from Kazuma. In general, Kazuma products are less expensive and offer fewer features. The Company believes it offers better product designs with greater curb appeal, and better after-market support for dealers and customers. Some U. S. dealers carry both Patriot OffRoad and Kazumas in order to provide a wider array of products to entry-level buyers, many of which are highly price sensitive.

There are four major companies currently active in the personal watercraft market: Kawasaki (JET SKI®), Yamaha (Wave Runner®)—which truly began the change in market emphasis from the stand-up style PWC to a sit-down style with one- or two-person capacities— Bombardier Recreational Products (Sea-Doo®), and American Honda (AquaTrax®).

Despite the entrenchment of well-capitalized competitors in addressable markets, the Company believes that it can effectively compete by offering high quality products at better retail prices, and with higher built-in dealer margins. Patriot seeks to bring new, first-time buyers—particularly families, women and seniors—into the recreational use market through affordable pricing, whereas its competitors are likely to sustain their appeal to the seasoned, competitive and/or professional rider.

While each addressable market is large and has several well-financed competitors, management feels it has the ability to effectively compete due to a more affordable product offering.

Purchasing Policies

All dirt bikes and ATVs are purchased from contracted manufacturers in China and delivered to Fremont, California, in care of FulSource Fulfillment and Logistics.

The street bikes are currently manufactured in Scottsdale, Arizona, utilizing a worldwide vendor network to supply component parts and are purchased within customary terms and quantities. As product lines are expanded, reverse engineering will continue to solicit parts from the lowest cost alternatives in the global market.

Qualified Retail Dealers

Patriot’s policy is to sell its products to an existing, nationwide network of motorcycle and off-road vehicle dealers, and major chain retailers, instead of directly to the public. Patriot has identified established dealers in the United States. In the future, new, start-up and international dealers may offer additional sales channels. As of September 30, 2005 there is a network of 500 dealers that are selling motorcycles, dirt bikes and ATVs and are in various stages of becoming authorized Patriot dealers. Most qualified dealers already sell dirt bikes and ATVs produced by competitors, and the Company views these outlets as prime candidates for its vehicles. Management believes because Patriot OffRoad ™ bikes and ATVs are less expensive and dealers earn significantly higher margins on their sales vis-à-vis competitive offerings, the Company has the ability to attract established dealers.

Traditional authorized dealers sell and service the full line of Patriot OffRoad ™ dirt bikes and all-terrain vehicles. Retail dealers must dedicate a minimum amount of store-frontage space, prominently display Patriot OffRoad ™ brand signage, employ sales personnel who are certified by the Company, meet annual minimum ordering requirements, participate in the training/certification program, have a qualified service department on the premises and contain their activities to their allotted trading area for marketing purposes. Dealer trading areas are defined by zip codes, population density, and (state and county) franchise, dealer and distributor laws.

Marketing Plan

The emphasis is on growing the dealer network with a national television advertising campaign, local, regional and national events, sponsorships and a robust internet/email marketing program.

The Company has identified partners, vendors and associations to assist in achieving its sales growth targets in a systematic fashion. The marketing plan envisions establishing a nationwide dealer network, promoting to the trade through active public relations and advertising, and soliciting directly to the consumer. Strategic partners and vendors include Freestyle MX Tour, iMedia International, Del Tel, PBNext, ProResponse, Deep Dive Promotions and zMax.

The inclusion of the syndicated television program “Steel Dreams™” into the Patriot family of companies allows the Company to have a constant presence in over 217 stations in over 137 markets with over 76,000,000 households.

Advertising

Patriot is a new brand on the market in a maturing industry where the competition spends millions of dollars on advertising across trade and consumer mediums. The Company has identified the need to advertise and communicate with three target audiences: dealers, the trade, and consumers. Each audience has its own points of influence and methods for approach. In general, Patriot has selected multiple avenues for disseminating its message: television, consumer and trade print media, email advertising, an extensive Patriot site, which allows both public and private access, an interactive CD brochure, outsourced customer relationship management (“CRM”), sponsorships and cross promotions, event marketing, and associations and trade shows.

Customer Relationship Management

The Company outsources its customer relationship management function to ProResponse, Inc. ProResponse is an Internet-based and web-enabled database management and marketing company. It assists Patriot and designated distributors with tracking and follow-up on customers, prospects and referrals. The Company believes that proper information management leads to improved business-decision making and the sale of additional products and services.

Associations and Memberships

Patriot has joined, associated itself, or has applications pending with various organizations, including the Motorcycle Industry Council (“MIC”) and the Specialty Vehicle Industry Association (“SVIA”). Among other things these associations assist the Company in complying with all Federal, State and Industry guidelines, furthering political objectives through industry lobbying, provide access to industry information and contacts, and allow for attendance and exhibits at trade shows and conferences.

Warranties

Patriot initially offers a six-month manufacturer’s warranty on its OffRoad products that covers all parts through authorized dealers. Major competitors provide three- to six-month warranties. In addition, through a co-branded agreement with zMax Micro-Lubricant ™, Patriot offers an incremental four and one half year guarantee, see “Agreement with zMax Micro Lubricants™”. The Company believes it offers the only guarantee on engine and power train parts and labor, for five full years.

Agreement with zMax Micro Lubricants™

Patriot has secured an agreement with Oil-Chem Research Corp. (“Oil-Chem”) that provides a five-year guarantee of off-road motorcycles and all-terrain vehicles. Oil-Chem, a subsidiary of Speedway Motorsports Inc., a NYSE-listed company, produces an environmentally-friendly, micro-lubricant, “zMax Power System”™ for use in automobiles, trucks, aircraft and other motorized transportation.

Under the agreement, zMax guarantees the power trains, transmissions and all internally-lubricated parts, including primary drives, carburetors and shaft final drives. Under the agreement, Patriot supplies dealers with the zMax product at wholesale price levels. Patriot OffRoad™ products are to be serviced by dealers prior to their physical delivery to the buyer. Servicing includes the installation of four ounces of zMax in the engine and two ounces in the gas tank.

To keep the warranty effective, the purchaser must return to a Patriot dealer for servicing, which includes an oil change and installation of the zMax product, every six months. This servicing creates a paper trail to support the zMax guarantee and adds an additional revenue stream for authorized dealers. The initial six-month, parts only, warranty package is provided by the manufacturer and Patriot. With the implementation and maintenance of the zMax program, zMax guarantees the listed parts and labor for four and one half years at the conclusion of the initial six-month warranty.

The zMax product is packaged in a co-branded format with Patriot. zMax has signed a two-year agreement with the Company to sell the Patriot zMax Motorcycle Formula™ to the motorcycle industry. Revenues from the sale of the zMax Motorcycle Formula are generated by Patriot dealers, Patriot retailers and non-Patriot retailers.

Product Liability Insurance

Commercial insurance is provided by Steadfast Insurance Company. Patriot carries general insurance, product liability and general umbrella policies with an aggregate coverage limit of $9,000,000. To date, the Company has experienced no prior losses from liability or product liability. Patriot also requires its dealers to continuously maintain, at their own expense, insurance against all liability for acts or omissions of the dealer or any of its employees, agents or contractors in connection with the sale of products or the rendering of services.

Regulations

Emission and noise standards for dirt bike motorcycles and all-terrain vehicles vary from state to state. Some states have no registration requirements for off-road vehicles and others such as California—the largest potential market for the Company’s products—have stringent standards. The Enforcement Division of the California Air Resources Board (“CARB”) has the responsibility for preventing the illegal sale and use of non-conforming or non-California certified vehicles, engines, and emissions related parties in California. One category that the Enforcement Division regulates is Off-Highway Recreational Vehicles.

Regulations apply to off-road motorcycles and all-terrain vehicles manufactured on or after January 1, 1997, and all off-road vehicles sold in California, model year 1998 or later, must be certified by the CARB. There are two types of certifications available, a compliant certification (“green sticker”) and a non-compliant certification (“red sticker”). A vehicle certified compliant meets the emission standards set forth by the regulation and when registered will receive a green sticker from the Department of Motor Vehicles. The green sticker allows the vehicle to be ridden in any designated riding area at any time during the year. A non-compliant vehicle receives a red sticker at the time of registration. It limits the use of the vehicle according to the regulations, which may allow for seasonal riding only.

Patriot has received “green sticker” certificates for six of its dirt bike models and six of its ATV models from the CARB, and the Company anticipates beginning a systematic product roll out in California in the near future. Beginning in January 2006, uniform federal standards replaced those of individual states, including California, and Patriot is in the process of ensuring that its 2006 models comply with the pending reforms, by applying for EPA approval for continuing engine families or assuring that manufacturers already have EPA approval.

Intellectual Property

We have applied for trademark and copyright protection for all of our current products and productions. As new products are developed, additional trademarks will be filed.

Employees and Facilities

As of September 30, 2005, we employed over 50 individuals. Management believes employee relations are good and none of the employees are represented by a collective bargaining unit. We rent approximately 21,854 square feet of space as our corporate headquarters at 1062 Calle Negocio, San Clemente, CA 92673 at a rate of $20,013 per month rent on a lease that expires on July 31, 2007. The building contains executive offices, sales and marketing, dealer support, and a regional parts center.

The Company leases 4,500 square feet in Hemet, California to house the marine products development division. We also have approximately 6,000 square feet on a month-to-month lease in Scottsdale, Arizona , which is used for the manufacturing of the custom street bikes. We outsource all shipping and handling of dirt bikes and ATVs to Fulsource Fulfillment and Logistics in Fremont, California.

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

Patriot has experienced product delivery problems. As a condition of the settlement of trademark infringement lawsuit over the use of the name “Yamoto” with Yamaha, the Company has rebranded its products Patriot OffRoad™. This has resulted in delays in Patriot achieving its sales goals for 2005 and early 2006. In addition, as a result of higher than acceptable product returns, the Company’s technical staff has made several visits to the manufacturer to reengineer the products. If the Company is unable to obtain satisfactory product from its current manufacturer, the Company will have to engage another manufacturer. There is no assurance that the Company can contract with another manufacturer on the same economic terms or that such a change will not result in additional production delays.

Patriot has a history of losses and Patriot may never sustain profitability. For the years ended September 30, 2005 and 2004, Patriot had a net loss of $4,298,427 and $836,810, respectively, and an accumulated deficit of $7,342,672 and $3,044,245, respectively. The ability to generate profits in the future will depend on a number of factors, including the ability to:

•	establish a reliable supply of off road products built to the Company’s specifications and within budgeted costs;

•	effectively sell the street bikes and Patriot OffRoad™ line of dirt bikes and ATVs which are distributed by Patriot to dealers in commercial quantities;

•	recruit and maintain qualified independent dealers to sell the street bike and Patriot OffRoad™ products;

•	obtain market acceptance of the street bike and Patriot OffRoad™ products;

•	expand personnel capabilities, and equipment and internal systems to manage growth effectively;

•	Compete within the targeted market; and

•	maintain control over substantial costs relating to the introduction and marketing of the marine, street bike and Patriot OffRoad™ products, including parts, design changes relating to new products and improvements or alterations to existing products.

Many of these factors will depend on circumstances beyond the Company’s control. Since November of 2004, Patriot has not been profitable and Patriot may not achieve consistent profitability in the foreseeable future, if ever. Patriot can give you no assurance that Patriot will ever be quarter-after-quarter profitable, or that any revenues Patriot does generate will be sufficient to continue successfully.

Patriot only has a limited operating history. Patriot’s operating history is very limited, and Patriot has not realized sufficient revenues from product sales to achieve profitability.

You should evaluate the likelihood of the anticipated financial and operational success in light of the uncertainties and complexities inherent in this venture, many of which are beyond Patriot’s control, including:

•	the ability to distribute, sell and market the Steed and Patriot OffRoad™ products;

•	the ability to introduce new products;

•	the performance of the Steed and Patriot OffRoad™ motorcycle and ATV products;

•	the significant and ongoing funds needed to market and meet sales objectives;

•	the appeal of the Steed and Patriot OffRoad™ products to dealers and consumers; and

•	the ability to generate adequate revenue to support operations.

The operations have been limited due to initial organizing costs associated with staffing of the Company and building the dealer network. These operations only provide a limited basis for you to assess management’s ability to effectively commercialize the Steed and Patriot OffRoad™ products and the advisability of investing in Patriot.

Patriot will require additional financing to sustain operations and without it, Patriot may not be able to continue operations. The inability to raise additional working capital at all or to raise it in a timely manner may negatively impact the ability to fund the operations, to generate revenues, and to otherwise execute the business plan, leading to the reduction or suspension of the operations and ultimately going out of business. Should this occur, the value of your investment in the units could be adversely affected, and you could even lose your entire investment. At September 30, 2005, Patriot had an operating cash flow deficit of $6,035,551. For the foreseeable future, Patriot intends to fund operations and capital expenditures from limited cash flow from operations, cash on hand and the net proceeds from this Offering. If capital resources are insufficient, Patriot will have to raise additional funds. Patriot may need additional funds to continue operations, pursue business opportunities (such as expansion, acquisitions of complementary businesses or the development of new products or services), to react to unforeseen difficulties or to respond to competitive pressures. Patriot cannot assure you that any financing arrangements will be available in amounts or on acceptable terms, if at all. If additional financing is not available when required or is not available on acceptable terms, Patriot may be unable to fund its expansion, successfully promote current products, license new products or enhance products and services, take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on the business and the value of your shares. If Patriot chooses to raise additional funds through the issuance of equity securities, you may experience significant dilution of your ownership interest, and holders of the additional equity securities may have rights senior to those of the holders of the common stock. If Patriot obtains additional financing by issuing debt securities, the terms of these securities could restrict or prevent the Company from paying dividends and could limit flexibility in making business decisions.

Patriot’s plan to grow will place strains on the management team and other Company resources to both implement more sophisticated managerial, operational and financial systems, procedures and controls and to train and manage the personnel necessary to implement those functions. The inability to manage growth could impede the ability to generate revenues and profits and to otherwise implement the business plan and growth strategies, which would have a negative impact on business. The Company’s strategy envisions growing the business by growing sales of the existing motorcycles and ATVs, acquiring licenses for and developing new products, acquiring recreational vehicle companies that complement the existing brands and expanding the dealer network. If Patriot fails to effectively manage growth, the financial results could be adversely affected. Growth may place a strain on the management systems and resources. Patriot must continue to refine and expand the business development capabilities, systems and processes and access to financing sources. This expansion and these expanded relationships will require the Company to significantly improve and/or replace the existing managerial, operational and financial systems, procedures and controls, to improve the coordination between various corporate functions, and to manage, train, motivate and maintain a growing employee base. The Company’s performance and profitability will depend on the ability of the officers and key employees to: manage the business as a cohesive enterprise; manage expansion through the timely implementation and maintenance of appropriate administrative, operational, financial and management information systems, controls and procedures; add internal capacity, facilities and third-party sourcing arrangements as and when needed; maintain service quality controls; and attract, train, retain, motivate and effectively manage employees. The time and costs to effectuate these steps may place a significant strain on management personnel, systems and resources, particularly given the limited amount of financial resources and skilled employees that may be available at the time. Patriot may not be able to successfully integrate and manage new systems, controls and procedures for the business, or even if Patriot successfully integrates systems, controls, procedures, facilities and personnel, such improvements may not be adequate to support projected future operations. Patriot may never recoup expenditures incurred during this expansion. Any failure to implement and maintain such changes could have a material adverse effect on the business, financial condition and results of operations.

Patriot may make acquisitions which could divert management’s attention, cause ownership dilution to stockholders and be difficult to integrate. Given that the Company’s strategy envisions growing its business, Patriot may decide that it is in the best interest to identify, structure and integrate acquisitions that are complementary with the business model. Acquisitions, strategic relationships and investments often involve a high degree of risk. Patriot may also be unable to find a sufficient number of attractive opportunities, if any, to meet its objectives.

Acquisition transactions are accompanied by a number of risks that could harm the business, operating results and financial condition:

•	Patriot could experience a substantial strain on its resources, including time and money, and Patriot may not be successful;

•	management’s attention may be diverted from the ongoing business concerns;

•	while integrating new companies, Patriot may lose key executives or other employees of these companies;

•	Patriot could experience customer dissatisfaction or performance problems with an acquired company or technology;

•	Patriot may become subject to unknown or underestimated liabilities of an acquired entity or incur unexpected expenses or losses from such acquisitions; and

•	Patriot may incur possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm the business.

As a result, Patriot might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenue and cost benefits.

Patriot’s success is dependent on a few key executive officers. The inability to retain those officers would impede the business plan and growth strategies, which would have a negative impact on the business. The Company’s success depends on the skills, experience and performance of key members of its management team. Patriot is heavily dependent on the continued services of several of its key executives, including: Michel Attias, Chief Executive Officer and President; David M. Gernak, Chief Financial Officer; Scott Watson, Chief Operating Officer; and Ray Wedel, Chief Technical Officer. Patriot does not have long-term employment agreements with the members of the senior management team. Those individuals without long-term employment agreements may voluntarily terminate their employment with the Company at any time upon short notice. Were Patriot to lose one or more of these key executive officers, Patriot would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of the business plan and the diversion of limited working capital. Patriot can give you no assurance that they can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to the Company. Patriot currently does not maintain key man insurance policies on any officers or employees, though it may do so in the future. Although Patriot intends to issue stock options or other equity-based compensation to attract and retain employees, such incentives may not be sufficient to attract and retain key personnel.

Patriot’s success is also dependent on the ability to attract and retain technical personnel, sales and marketing personnel and other skilled management. The Company’s success depends to a significant degree upon the ability to attract, retain and motivate highly skilled and qualified personnel. Failure to attract and retain necessary technical personnel, sales and marketing personnel and skilled management could adversely affect the business. If Patriot fails to attract, train and retain sufficient numbers of these highly qualified people, the prospects, business, financial condition and results of operations will be materially and adversely affected.

New rules, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult to retain or attract qualified officers and directors, which could adversely affect the management of the business. Patriot may be unable to attract and retain qualified officers, directors and members of board committees required to provide effective management as a result of the recent and currently proposed changes in the rules and regulations which govern publicly-held companies, including, but not limited to, certifications from executive officers and requirements for financial experts on the board of directors. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting these roles. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in the issuance of a series of new rules and regulations and the strengthening of existing rules and regulations by the SEC. Further, certain of these recent and proposed changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. The board of directors currently consists of one member and Patriot may have difficulty attracting and retaining directors with the requisite qualifications. If Patriot is unable to attract and retain qualified officers and directors, the management of the business could be adversely affected.

The Company’s internal controls over financial reporting may not be effective, and the independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on the business. Patriot is subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. Patriot, like all other public companies, is incurring additional expenses and diverting management’s time in an effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Patriot is evaluating the internal controls over financial reporting in order to allow management to report on, and the independent auditors to attest to, the internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, which Patriot collectively refers to as Section 404. Although 404 of Sox will not be applicable to Patriot until December 31, 2006, and certain violations of 404, not material, have occurred in the past, Patriot is currently performing the system and process evaluation and testing required in an effort to comply with the management assessment and auditor certification requirements of Section 404. Patriot recently hired a new Controller, and is installing new accounting software to help improve internal controls over financial reporting. If, in the future, management identifies one or more material weaknesses, or the external auditors are unable to attest that management’s report is fairly stated or to express an opinion on the effectiveness of the internal controls, this could result in a loss of investor confidence in the Company’s financial reports, have an adverse effect on the stock price and/or subject the Company to sanctions or investigation by regulatory authorities.

If Patriot is unable to maintain adequate insurance, the financial condition could be adversely affected in the event of uninsured or inadequately insured loss or damage. Riding motorcycles and ATVs is a more dangerous activity than driving motor vehicles and if a significant number of riders were injured and brought claims against Patriot, Patriot might not be able to maintain sufficient insurance. Patriot may not be able to obtain insurance policies on affordable terms that would adequately insure the business and property against damage, loss or claims by third parties. To the extent the business or property suffers any damages, losses or claims by third parties, which are not covered or adequately covered by insurance, the financial condition may be materially adversely affected.

The Company’s future success depends on the ability to respond to changing consumer demands, identify and interpret recreational vehicle trends and industry standards and successfully market new products. The recreational vehicle industry is subject to rapidly changing consumer demands, technological improvements and industry standards. Accordingly, Patriot must identify and interpret vehicle trends and respond in a timely manner. Demand for and market acceptance of new products are uncertain and achieving market acceptance for new products generally requires substantial product development and marketing efforts and expenditures. If Patriot does not continue to meet changing consumer demands and develop successful product lines in the future, the Company’s growth and profitability will be negatively impacted. If Patriot fails to anticipate, identify or react appropriately to changes in product style, quality and trends or is not successful in marketing new products, Patriot could experience an inability to profitably sell its products even at lower cost margins. Because of these risks, a number of companies in the recreational vehicle industry in general, have experienced periods of rapid growth in revenues and earnings and thereafter periods of declining sales and losses, which in some cases have resulted in companies in these industries ceasing to do business. Similarly, these risks could have a severe negative effect on results of operations or financial condition.

The Company’s business and the success of its products could be harmed if Patriot is unable to maintain their brand image. Success is dependent in large part to the strength of the brand names Patriot distributes, particularly Patriot OffRoad™. If Patriot is unable to timely and appropriately respond to changing consumer demand, the brand name and brand image Patriot distributes may be impaired. Even if Patriot reacts appropriately to changes in consumer preferences, consumers may consider those brand images to be outdated or associate those brands with styles of recreational vehicles that are no longer popular. If Patriot OffRoad™ vehicles and other product lines are deemed inexpensive but of poor quality, Patriot may experience periods of rapid growth in revenues and earnings followed by periods of declining sales and losses. The business may be similarly affected in the future.

The Company’s business could be harmed if it fails to maintain proper inventory levels. Patriot places orders with manufacturers for some products prior to the time Patriot receives customers’ orders. Patriot does this to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. However, Patriot may be unable to sell the products Patriot has ordered in advance from manufacturers or that Patriot has in inventory. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair brand image and have a material adverse effect on operating results and financial condition. Conversely, if Patriot underestimates consumer demand for its products or if its manufacturers fail to supply the quality products that Patriot requires at the time Patriot needs them, the Company may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships, and diminish brand loyalty.

The Company’s business may be negatively impacted as a result of changes in the economy. The Company’s business depends on the general economic environment and levels of consumer spending that affect not only the ultimate consumer, but also its dealer network. Purchases of recreational vehicles tend to decline in periods of recession or uncertainty regarding future economic prospects, when consumer spending, particularly on discretionary items, declines. During periods of recession or economic uncertainty, Patriot may not be able to maintain or increase sales to existing dealers, make sales to new dealers, maintain sales levels or maintain or improve earnings from operations as a percentage of net sales. As a result, operating results may be adversely and materially affected by downward trends in the economy, continued increases in gasoline prices or the occurrence of events that adversely affect the economy in general. Furthermore, in anticipation of continued increases in net sales, Patriot has significantly expanded its infrastructure and workforce to achieve economies of scale. Because these expenses are fixed in the short term, operating results and margins will be adversely impacted if Patriot does not continue to grow as anticipated.

Economic, political, military or other events in the United States or in a country where Patriot makes significant sales or has products manufactured could interfere with success or operations and harm business. Patriot markets and sells products and services world-wide. The September 11, 2001 terrorist attacks disrupted commerce throughout the United States and other parts of the world. The continued threat of similar attacks throughout the world and the military action, or possible military action, taken by the United States and other nations, in Iraq or other countries may cause significant disruption to commerce throughout the world. To the extent that such disruptions further slow the global economy or, more particularly, result in delays or cancellations of purchase orders for products, business and results of operations could be materially adversely affected. Patriot is unable to predict whether the threat of new attacks or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term material adverse effect on business, results of operations or financial condition.

The Company’s operating results could be negatively impacted if sales are concentrated in any one style of recreational vehicle. If any one style or group of similar styles of recreational vehicles were to represent a substantial portion of net sales, Patriot could be exposed to risk should consumer demand for such style or group of styles decrease in subsequent periods. Gross wholesale sales for the year ended September 30, 2005 were comprised almost 100% by the dirt bikes and ATVs business segments.

Foreign currency fluctuations could adversely affect profitability. The Company generally purchases its products and components in U.S. dollars. However, the Company sources many of its products overseas and, as such, the cost of these products may be affected by changes in the value of the relevant currencies. Changes in currency exchange rates may also affect the relative prices at which the Company and foreign competitors sell their products in the same market. There can be no assurance that foreign currency fluctuations will not have a material adverse impact on the Company’s business, financial condition and results of operations.

The Company’s business is subject to seasonality that may cause quarterly operating results to fluctuate materially and cause the market price of the common stock to decline. Motorcycle and ATV sales in general are seasonal in nature since consumer demand is substantially lower during the colder season in North America. Patriot may endure periods of reduced revenues and cash flows during off-season months and be required to lay off or terminate some employees from time to time. Building inventory during the off-season period could harm financial results if anticipated sales are not realized. Further, if a significant number of dealers are concentrated in locations with longer or more intense cold seasons, lack of consumer demand due to seasonal factors may impact the Company more adversely, further reducing revenues or resulting in reduced revenues over a longer period of time.

Compliance with environmental and safety regulations could increase production costs, delay introduction of new products and substantially impair the ability to generate revenues and achieve profitability. Patriot must comply with numerous federal and state regulations governing environmental and safety factors with respect to motorcycles and their use. These various governmental regulations generally relate to air, water and noise pollution, as well as motorcycle safety standards. If Patriot is unable to obtain the necessary certifications or authorizations required by government standards, or fail to maintain them, business and future operations would be harmed seriously.

Use of motorcycles in the United States is subject to rigorous regulation by the Environmental Protection Agency (“EPA”), and by state pollution control agencies. Any failure by the Company to comply with applicable environmental requirements of the EPA or state agencies could subject the Company to administratively or judicially imposed sanctions such as civil penalties, criminal prosecution, injunctions, product recalls or suspension of production.

The Company’s business and facilities also are subject to regulation under various federal, state and local regulations relating to resale of motorcycles and ATV operations, occupational safety, environmental protection, hazardous substance control and product advertising and promotion. Failure to comply with any of these regulations in the operation of the business could subject the Company to administrative or legal action resulting in fines or other monetary penalties or require the Company to change or cease business.

If Patriot markets and sells its products in international markets, Patriot will be subject to additional regulations relating to export requirements, environmental and safety matters, and marketing of the products and distributorships, and Patriot will be subject to the effect of currency fluctuations, all of which could increase the cost of selling products and substantially impair the ability to achieve profitability in foreign markets. As a part of the Company’s marketing strategy, Patriot markets and sells its products internationally. In addition to regulation by the U.S. government, those products will be subject to environmental and safety regulations in each country in which Patriot markets and sells. Regulations will vary from country to country and will vary from those of the United States. The difference in regulations under U.S. law and the laws of foreign countries may be significant and, in order to comply with the laws of these foreign countries, Patriot may have to implement manufacturing changes or alter product design or marketing efforts. Any changes in Patriot’s business practices or products Patriot sells will require response to the laws of foreign countries and will result in additional expense to the Company.

Additionally, Patriot may be required to obtain certifications or approvals by foreign governments to market and sell the products in foreign countries. Patriot may also be required to obtain approval from the U.S. government to export the products. If Patriot is delayed in receiving, or is unable to obtain import or export clearances, or if Patriot is unable to comply with foreign regulatory requirements, Patriot will be unable to execute its international marketing strategy.

Patriot faces intense competition, including competition from companies with significantly greater resources, and if Patriot is unable to compete effectively with these companies, market share may decline and business could be harmed. The recreational vehicle industry is highly competitive. The Company’s competitors include specialty companies as well as large motor vehicle companies with diversified product lines. The primary competitors in the dirt bike category are Honda, Kawasaki, Suzuki and Yamaha. These companies, along with Polaris, represent the major competitors in the ATV market. A number of competitors have significantly greater financial, technological, engineering, manufacturing, marketing and distribution resources than Patriot. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the recreational vehicle industry, compete more effectively on the basis of price and production and more quickly develop new products. In addition, new companies may enter the markets in which Patriot competes, further increasing competition. Patriot believes its ability to compete successfully depends on a number of factors, many of which are beyond its control, including the strength of licensed brand names, effective advertising and marketing, impressive design, high quality, and value, which are the most important competitive factors, and plans to employ these elements as Patriot develops products. Patriot may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand development and marketing of new products, which would adversely impact the trading price of the common shares.

Patriot operates in a highly competitive motorcycle manufacturing environment. The industry has major manufacturers, such as Harley-Davidson, along with numerous small and “mom-and pop” shops. Sources of supplies may become restricted and availability of capacity may limit the Company’s ability to meet demand.

MARKET RISKS

Patriot’s Common Stock is thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares. The Company’s Common Stock has been thinly traded on the Pink Sheets, meaning there has been a low volume of buyers and sellers of the shares. The number of persons interested in purchasing the common shares at or near ask prices at any given time may be relatively small or non-existent. This situation may be attributable to a number of factors, including the fact that Patriot is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if Patriot came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company or purchase or recommend the purchase of shares until such time as Patriot became more seasoned and viable. As a consequence, there may be periods of several days, weeks, months, or more when trading activity in shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. Patriot cannot give you any assurance that a broader or more active public trading market for the Common Stock will develop or be sustained, or that current trading levels will be sustained or not diminish.

The application of the “penny stock” rules to Patriot’s Common Stock could limit its trading and liquidity, adversely affect the market price and increase your transaction costs to sell those shares. If the trading price falls below $5 per share, the open-market trading will be subject to the “penny stock” rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of the common stock, reducing the liquidity of an investment and increasing the transaction costs for sales and purchases as compared to other securities.

The market price for Patriot’s Common Shares is particularly volatile given status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits, which could lead to wide fluctuations in share price. The price at which you purchase the Common Stock may not be indicative of the price of the Common Stock that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price, which may result in substantial losses to you. The market is characterized by significant price volatility when compared to seasoned issuers, and Patriot expects that the share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in the share price is attributable to a number of factors. First, as noted above, the Common Stock is sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares may disproportionately influence the price of those shares in either direction. The price for the shares could decline precipitously in the event that a large number of shares being sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, Patriot is a speculative or “risky” investment due to limited operating history and lack of profits to date, and uncertainty of future market acceptance for potential products. As a consequence of this enhanced risk, more risk averse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond management’s control and may decrease the market price of the Common Shares, regardless of operating performance. Patriot cannot make any predictions or projections as to what the prevailing market price will be at any time, including as to whether the Common Stock will sustain their current market prices, or as to what effect the sale of shares or the availability of Common Stock for sale at any time will have on the prevailing market price.

In addition, the market price of the Common Stock could be subject to wide fluctuations in response to:

•	quarterly variations in revenues and operating expenses;

•	announcements of new products or services;

•	fluctuations in interest rates;

•	significant sales of Common Stock by the selling stock holders;

•	the operating and stock price performance of other companies that investors may deem comparable; and

•	news reports relating to trends in Patriot’s markets or general economic conditions.

The stock market in general, and the market prices for penny stock companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of stock, regardless of operating performance.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Management is aware of the abuses that have occurred historically in the penny stock market. Although Patriot does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to Patriot’s securities. The occurrence of these patterns or practices could increase the volatility of the share price.

Patriot’s operating results may fluctuate significantly, and these fluctuations may cause the common stock price to fall. Quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect revenues or expenses in any particular quarter. You should not rely on quarter-to-quarter comparisons of results of operations as an indication of future performance. Factors that may affect quarterly results include:

•	mismatches between resource allocation and dealer demand due to difficulties in predicting dealer demand in a new market;

•	changes in general economic conditions that could affect marketing efforts;

•	the magnitude and timing of marketing initiatives;

•	the maintenance and development of strategic relationships;

•	the introduction, development, timing, competitive pricing and market acceptance of products and services and those of the competitors;

•	Patriot’s ability to attract and retain key personnel; and

•	Patriot’s ability to manage anticipated growth and expansion.

Patriot plans to significantly increase operating expenses related to advertising campaigns for the Company and the expansion of sales and production departments. If revenues fall below expectations in any quarter and Patriot is unable to quickly reduce spending in response, operating results would be lower than expected and the stock price may fall. In addition, Patriot is required under U.S. generally accepted accounting principles to review intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Patriot may be required to record a significant expense or charge to earnings in the period any impairment of intangible assets is determined.

Patriot’s executive officers, directors and insider shareholders own or control 41.5% of the outstanding Common Stock, which may limit the ability of yourself or other shareholders, whether acting alone or together, to propose or direct the management or overall direction of the Company. Additionally, this concentration of ownership could discourage or prevent a potential takeover of the Company that might otherwise result in you receiving a premium over the market price for your common shares. Approximately 41.5% of the outstanding shares of Common Stock is owned and controlled by a group of insiders, including the directors and executive officers. Such concentrated control of the Company may adversely affect the price of the Common Stock. The principal shareholders may be able to control matters requiring approval by the shareholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for the shareholders to receive a premium for their common stock in the event Patriot merges with a third party or enters into different transactions which require shareholder approval. These provisions could also limit the price that investors might be willing to pay in the future for common stock. In addition, certain provisions of Nevada law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Accordingly, the existing principal shareholders together with the directors and executive officers will have the power to control the election of directors and the consent of actions for which shareholder approval is required. If you acquire common stock, you may have no effective voice in the management of the Company.

Future sales of Common Stock could put downward selling pressure on the shares, and adversely affect the stock price. There is a risk that this downward pressure may make it impossible for an investor to sell his shares at any reasonable price, if at all. Future sales of substantial amounts of Common Stock in the public market, or the perception that such sales could occur, could put downward selling pressure on the shares, and adversely affect the market price of the Common Stock.

We are subject to certain provisions of the California corporate code. Because we are a Nevada corporation, the Nevada Private Corporations Law generally governs the rights of our stockholders. However, under Section 2115(a) of the California Corporations Code, we became subject to various sections of the California Corporations Code on January 1, 2004 and will continue to be subject to such conditions until the year after less than one-half of our outstanding voting securities (held by other than nominee holders) are held by persons located in California. Although the applicable portions of the California Corporations Code are generally consistent with governing provisions of the Nevada Private Corporations Law and our charter documents, they are not identical. We may be faced with circumstances in which applicable provisions of the Nevada Private Corporations Law or our charter documents cannot be reconciled to governing provisions of the California Corporations Code. The existence of such a conflict may adversely effect our business and operations in various ways in that it may require us to withdraw from a proposed transaction; seek authorizations, interpretations, injunctions or other orders from various courts in connection with a conflict; rescind or re-execute a transaction or pay damages if our good faith attempts at reconciliation are deemed inadequate; or incur additional expenses in order to attempt compliance with both governing laws.

ITEM 2. DESCRIPTION OF PROPERTY

As of the date of this filing, we rent approximately 21,854 square feet of space as our corporate headquarters at 1062 Calle Negocio, San Clemente, CA 92673 at a rate of $20,013 per month rent on a lease that expires on July 31, 2007. The building contains executive offices, sales and marketing, dealer support, and a regional parts center.

The Company leases 4,500 square feet in Hemet, California to house the marine products development division. We also have approximately 6,000 square feet on a month-to-month lease in Scottsdale, Arizona, which is used for the manufacturing of the custom street bikes. We outsource all shipping and handling of dirt bikes and ATVs to Fulsource Fulfillment and Logistics in Fremont, California.

ITEM 3. LEGAL PROCEEDINGS

The Company may be involved from time to time in various claims, lawsuits, disputes with third parties or breach of contract actions incidental to the normal course of business operations. The Company is currently not involved in any such litigation or any pending legal proceedings that it believes could have a material adverse effect on the financial position or results of operations. In conjunction with Patriot’s maintaining its quality standards, Patriot has rejected certain products previously provided by the manufacturer. The Company is in discussion with the manufacturer regarding steps needed to be taken to replace or repair such defective product.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the year ended September 30, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Limited Public Market For Shares of Common Stock

Our common stock is traded on the Pink Sheets under the symbol “PMCY.PK”. Our common stock has had a limited and sporadic trading history. The following table shows the high and low closing sale prices for our common stock as reported by the Pink Sheets during the calendar quarters indicated. The prices represent quotations between dealers, without adjustment for retail markup, mark down or commission, and do not necessarily represent actual transactions.

	High	Low
Year Ended September 30, 2004
First Quarter	$0.22	$0.11
Second Quarter	0.11	0.10
Third Quarter	1.60	0.10
Fourth Quarter	3.30	0.65
Year Ended September 30, 2005
First Quarter	3.30	1.65
Second Quarter	9.55	2.40
Third Quarter	9.25	5.10
Fourth Quarter	8.65	5.75

As of September 30, 2005, there were approximately 239 holders of record of our common stock.

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

Penny Stock

Until our shares qualify for inclusion in the NASDAQ system, the public trading, if any, of our common stock will be on the Pink Sheets. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock offered. Our common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock rule.” Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. “Accredited investors” are persons with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our shareholders to sell their shares.

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

From June through September 2004, the Company issued 983,296 shares of its common stock at a price of $0.75 per share for consideration of $675,000 (net of commissions) pursuant to a limited private placement. Warrants to purchase 221,250 shares of common stock at $1.25 per share were issued in conjunction with these transactions. No value has been recorded in relation to these warrants.

During September 2004, the Company issued 104,700 shares of its common stock at a price of $1.50 per share for consideration of $141,300 (net of commissions) pursuant to a limited private placement. Warrants to purchase 25,800 shares of common stock at $3.50 per share were issued in conjunction with these transactions. No value has been recorded in relation to these warrants.

During the year ended September 30, 2004, the Company issued 145,000 shares of its common stock to eight individuals unrelated to the Company for providing services to the Company. The Company recorded aggregate consulting expense of $303,500 based on the closing price of the stock on the date the stock was issued.

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

In June 2004, the Company agreed to issue to its President and to its President of Sales and Marketing an aggregate of 200,000 shares of common stock for services to be rendered from July 2004 to June 2005. On July 1, 2004, the Company issued the first installment of 50,000 shares for services between July 1, 2004 and September 30, 2004. For the year ended September 30, 2004, the Company recorded compensation of $32,500 related to these shares based on the closing price of the stock on July 1, 2004.

On October 1, 2004 and January 1, 2005, respectively, the Company issued the second and third installments of 50,000 shares each for services. On May 6, 2005, the Company issued the final 25,000 to the President. For the year ended September 30, 2005, the Company recorded compensation of $502,500 related to these shares based on the closing price of the stock on the date of issue.

On September 21, 2004, the Company issued 34,500 shares of its common stock for the acquisition of two domain names. The Company recorded the purchase price of the domain names at $82,800 related to these shares based on the closing price of the stock on September 21, 2005. The Company also paid $20,000 as part of the purchase price of the domain names.

From October 2004 through February 2005, the Company issued 1,099,245 shares of its common stock at a price of $1.50 per share for consideration of $1,511,625 (net of commissions) pursuant to a limited private placement. Warrants to purchase 268,813 shares of common stock at $3.50 per share were issued in conjunction with these transactions. No value has been recorded in relation to these warrants.

During November 2004, the Company issued 33,350 shares of its common stock at a price of $.75 per share for consideration of $25,000 pursuant to a limited private placement.

In February and March 2005, the Company issued 709,506 shares of its common stock at a price of $3.00 per share for consideration of $1,930,655 (net of commissions) pursuant to a limited private placement. Warrants to purchase 131,549 shares of common stock at $6.50 per share were issued in conjunction with these transactions. No value has been recorded in relation to these warrants.

From March through June 2005, the Company issued 187,175 shares of its common stock at a price of $4.00 per share for consideration of $671,080 (net of commissions) pursuant to a limited private placement. Warrants to purchase 28,076 shares of common stock at $9.00 per share were issued in conjunction with these transactions. No value has been recorded in relation to these warrants.

From July through September 2005, the Company sold 1,507,530 shares of its common stock at a price of $4.00 per share for consideration of $5,312,276 (net of commissions and issuance costs) pursuant to a limited private placement. These shares were issued in October 2005. Warrants to purchase 376,883 shares of common stock at $9.00 per share were issued to the investors in conjunction with these transactions, and warrants to purchase 226,130 shares of common stock at $4.00 per share were issued to the brokers as part of their compensation. No value has been recorded in relation to these warrants.

During the year ended September 30, 2005, the Company issued 152,992 shares of its common stock to twelve individuals unrelated to the Company for providing services to the Company. The Company recorded an aggregate of $69,218 for service and consulting expenses based on the closing price of the stock on the date the stock was issued. Warrants to purchase 220,542 shares of common stock at $2.50 to $3.50 per share were issued in conjunction with these transactions. No value has been recorded in relation to these warrants. The Company also issued 100,000 shares of stock and paid $100,000 for the purchase of certain motorcycle parts and vehicles from a specialty motorcycle manufacture.

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

Plan of Operation

During the year ended September 30, 2005, we were active in the sale and distribution of dirt bikes and ATV’s under the brand name of Yamoto. Critical to the success of the Company is the establishment of a network of dealers in all market areas. As of the end of the year, sales had been made to over 500 dealers. As a condition of the settlement of a lawsuit with Yamaha, the Company has rebranded its products Patriot OffRoad™. As a result of higher than acceptable product returns, the Company technical staff has made several visits to the manufacturer to reengineer the products.

The Company’s focus in the year ended September 30, 2005 has been to seek necessary working capital, and continuing to implement the marketing plan which focuses on dealers and the retail market, through comprehensive print advertising, participation in trade shows and other direct marketing efforts.

During the year, we completed negotiations to purchase certain motorcycle parts and vehicles from a specialty motorcycle manufacturer for the purpose of providing the Company’s manufacturing partners with product to reverse engineer. The Company continues to manufacture these street bikes in Scottsdale, Arizona while developing additional product lines for wider distribution.

During the year, we also opened a facility in Hemet, California to develop prototypes for runabout and cruiser boats under the direction of Art Carlson.

In July 2005, we attained the production and distribution rights to the syndicated television program “Steel Dreams™”. The program has been produced and distributed for four years, and is currently carried in markets with over 70,000,000 viewers. The first production of the fifth season was broadcast in September 2005. Segments include storylines of Patriot, action sequences in numerous motor sports and interviews with industry celebrities.

Results Of Operations

For the year ended September 30, 2005, we had sales of $7,943,253 compared to $26,218 for the year ended September 30, 2004. The amount is attributable primarily to the sale of dirt bikes and ATVs. During the year, initial sales were recorded for parts and accessories, street bikes and advertising revenue for Steel Dreams. Sales to two major customers amounted to 28.0% of sales. Cost of sales approximated 84.3%, generating a gross margin of $ 1,246,774, or 15.7%. Lower margins were realized because of additional costs incurred to correct manufacturing defects and greater discounts given to distributors to establish initial markets. Engineering changes by Patriot staff at the manufacturer are expected to greatly improve quality and reliability. During fiscal 2004, cost of sales approximated 66.6%, generating a gross margin of $8,758, or 33.4%

Operating expenses for the year ended September 30, 2005 and 2004 included selling costs of $856,877 and $66,944 respectively, primarily for the purpose of developing an advertising and marketing program to attract viable dealers. Administrative expenses in fiscal 2005 of $4,566,746 compared to $ 778,624 during fiscal 2004 are primarily for payroll to build a sales, warehouse and administrative staff capable of supporting the level of sales anticipated within the next 12 months, and the expenses associated with the raising of working capital.

Additional general expenditures include facility costs for the office and warehouse, product liability and casualty insurance and legal and professional fees. During 2005, the Company also recognized a write down of $92,605 of costs related to a domain name for product brands which were later abandoned as a result of the settlement of the lawsuit with Yamaha. During the fiscal year ended September 30, 2005, the Company commenced development of a line of boats and expended $121,578 in research and development cost.

Liquidity and Capital Resources

We generally have met our operating and capital requirements with cash flow from operating activities and proceeds from the sale of shares of our common stock.

Our net cash position increased by $2,757,760 during the year ended September 30, 2005. For the year ended September 30, 2005, cash flow used in operating activities amounted to $6,035,551. The primary factors contributing to cash flow used in operating activities were net loss of $4,298,427 and increases in accounts receivable, inventories, advances receivable and other current assets that totaled $3,165,462. These contributions were offset in part by increased levels of accounts payable and accrued expenses that added an aggregate of $712,438. Our net cash position increased by $378,287 during the year ended September 30, 2004. For the year ended September 30, 2004, cash flow used in operating activities amounted to $390,647. The primary factors contributing to cash flow from operating activities were net loss of $836,810, and increased levels of accounts payable, accrued expenses and franchise tax payable that added an aggregate of $75,900. These contributions were offset in part by increases in inventories and prepaid expenses that totaled $100,737.

During the year ended September 30, 2005, cash used in investing activities of $430,598 was for acquisitions of intangible assets of $68,148 and of property and equipment of $332,266 and payments for deposits of $156,926, net of loan repayments from the primary stockholder of $126,742. During the year ended September 30, 2004, cash used in investing activities of $119,867 was for acquisitions of intangible assets of $20,000 and advances to the primary shareholder of $99,867. We estimate that we will spend $150,000 in total capital expenditures during fiscal 2006.

During the year ended September 30, 2005, financing activities provided cash of $9,323,909, generated primarily from the net proceeds from the sale of common shares. During the year ended September 30, 2004, financing activities provided cash of $888,801, generated primarily from the net proceeds from the sale of common shares.

Our cash, cash equivalents and short-term investments totaled $3,136,047 at September 30, 2005, compared to $378,287 at September 30, 2004. At September 30, 2005, we had working capital of $5,814,745 compared to a working capital of $323,853, at September 30, 2004. We believe that our current cash and cash equivalents on hand and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months. We also may utilize cash from time to time to acquire other businesses, technologies or product lines that complement our existing business, although we have no present commitments or agreements to do so.

Our material contractual obligations and commitments as of September 30, 2005 are as follows:

	Payments Due by Period
	Total	Less than 1 year	2-3 Years	4-5 Years	After 5 Years
Debt, principal amount	$25,000	$25,000	$—	$—	$—
Noncancelable leases	1,293,867	327,984	710,968	254,915	—
Capital lease obligations	—	—	—	—	—

Total contractual obligations	$1,318,867	$352,984	$710,968	$254,915	$—

Off-Balance Sheet Arrangements

Patriot Motorcycle Corporation does not have any off-balance sheet arrangements.

Critical Accounting Policies And Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparing these consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies. We believe that the critical accounting policies that most impact the consolidated financial statements are as described below. A summary of our significant accounting policies is included in Note 2 to our consolidated financial statements which are included in Item 7 to this Form 10-KSB.

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

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. Estimated service lives of property and equipment are as follows:

Machinery and equipment	3 to 5 years
Furniture	5 to 10 years
Vehicles	3 years

The straight-line method of depreciation is followed for substantially all assets for financial reporting purposes.

Intangible Assets. Intangible assets consist of the Company’s website development and are amortized over their estimated useful lives of five years. Earlier expenditures for domain names of $92,605 after amortization were written off in 2005, and included in general and administrative expenses, as a result of a settlement of a lawsuit which required the Company to abandon related branding of the Yamoto trademark.

Impairment of Long-Lived Assets. Intangible assets are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment. The impairment losses recorded in fiscal 2005 are described in the previous paragraph. There were no impairment losses in 2004.

Warranty Costs. The Company offers a six-month manufacturer’s warranty that covers all parts through authorized dealers. The Company has recorded a warranty reserve on the sale of its products for the year ended September 30, 2005 of $ 53,962.

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

In December 2004, the Financial Accounting Standards Board issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees at market value generally resulted in recognition of no compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after December 15, 2005, for small business issuers. We have not quantified the potential effect of adoption of SFAS No. 123R. However, we believe adoption of SFAS No.123R will result in a decrease to our reporting earnings.

In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), “Exchange of Nonmonetary Assets an amendment of APB Opinion No. 29,” which amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. FAS 153 defines a nonmonetary exchange as having commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153 and does not expect it to have a material effect on our financial position, results of operations or cash flows.

In May 2005 the FASB issued SFAS Number 154, “Accounting Changes and Error Corrections”. This SFAS provides guidance on accounting for and reporting of accounting changes and error corrections. The Company has evaluated the impact of SFAS 154 and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company s consolidated financial position or results of operations.

ITEM 7 FINANCIAL STATEMENTS

The financial statements listed in the accompanying Index to Financial Statements are attached hereto and filed as a part of this Report under Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive and Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, our Chief Executive and Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are developing a plan to ensure that all information will be recorded, processed, summarized and reported on a timely basis. This plan is dependent, in part, upon reallocation of responsibilities among various personnel, possibly hiring additional personnel and additional funding. It should also be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) Internal Control over Financial Reporting

In addition, our management evaluated, with the participation of our Chief Executive and Financial Officer, the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-KSB, September 30, 2005. Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of September 30, 2005 due to the existence of material weaknesses as of September 30, 2005. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based upon this assessment, management determined we had the following material financial reporting and control weaknesses: insufficient monitoring controls to determine the adequacy of our internal control over financial reporting and related policies and procedures; insufficient controls over our period-end financial close and reporting processes; ineffective controls over inventory and related cost of sales accounts; insufficient controls over our record retention policies; and ineffective controls over the completeness and accuracy of revenue and sales cut off.

We are developing a plan to ensure that all information will be recorded, processed, summarized and reported on a timely basis, and as of the date of this Annual Report, and have reviewed and are currently planning to purchase a new accounting system.

It should also be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

Our management evaluated our internal control over financial reporting and there have been no changes during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

We are filing our report for fiscal year 2005 on July 28, 2006. At the time of the period covered by this report, our Company was not filing current or periodic reports, so there may have been events reportable on Form 8-K during the fourth quarter of fiscal year 2005 which we believe will be reported in our subsequent quarterly and annual periodic reports.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE

Compliance With Section 16(a) Of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. We believe that all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

Executive Officers, Directors and Key Employees

The following table identifies the names, ages and positions of our current executive officers and directors as of September 30, 2005:

Name	Age	Position
Michel Attias	47	Chairman, Chief Executive Officer, President, Secretary
David Gernak	54	Chief Financial Officer and Treasurer
R. Scott Watson	41	Chief Operating Officer
Mark Green	47	Chief Brand Officer
Richard Simon	71	Vice-President

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

David Gernak, Chief Financial Officer and Treasurer

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

Most recently, from June 2002 until January 2005, Mr. Gernak served as Corporate Controller of SI Technologies, Inc., a NASDAQ traded company based in Tustin, California. SI Technologies is an international industrial component distributor, in which he was responsible for all SEC reporting and key supplier relationships. SI’s primary suppliers were Chinese industrial parts manufacturers. From February

2000 until May 2002, Mr. Gernak served as the Chief Financial Officer for Montech, a company involved in the construction, sales and installation of bank security equipment. Mr. Gernak has served as our Chief Financial Officer since May 2005.

R. Scott Watson, Chief Operating Officer

Mr. Watson brings 20 years of technical and senior level management experience to the Patriot Executive Management team. His career began in the technology sector and in 1984 he sold computers to Michael Dell – even before Dell Computer was formed. Since then, Mr. Watson has been instrumental in directing and leading some of the best known technology companies in the world, including Dell Computer Corporation and others such as U.S. Robotics and 3COM Corporation. In 1992, Entrepreneur Magazine featured him for his role in developing an international computer service organization with over 100 locations worldwide and sales in excess of 40 Million dollars.

As Chief Operating Officer (COO), Mr. Watson coordinates activities with primary suppliers; reviews manufacturing procedures and supervises implementation of product modifications; hires and directs division general managers for the Company’s product lines; assists Finance and IT in the development and implementation of accounting and management systems; establishes criteria for new distributors and dealers; maintains current dealer and distributor relationships; supervises compliance and regulatory management; develops preliminary divisional and corporate business plans and operating budgets; and provides recommendations for KMIP (Key Manager Incentive Plans).

Mark Green, Chief Brand Officer

Mr. Green has over 23 years of experience in the motorcycle industry. He started his career with Champion Motorcycles and, in his 10 years of service from 1983 to 1994, was instrumental in establishing it as one of the largest dealers in the country. From June 1994 until 1996, Mr. Green served as National Sales and Marketing Manager for Bikers Dream, an after-market motorcycle and parts retailer. In just two years, the chain experienced exponential growth, soaring from one store in Southern California to 80 stores nationwide. From August 1996 until 2000, Mr. Green served as National Sales and Marketing manager for Titan Motorcycles Company of America, a publicly-held company based in Phoenix, Arizona. In four years, Mr. Green took the company from eight employees, $500,000 in sales, and eight dealers to over 250 employees, $35,000,000 in sales and 100 dealers worldwide. From November 2000 to the present, Mr. Green has been instrumental in developing and launching Steel Dreams, a nationally syndicated half-hour motorcycle and power sports TV show. Steel Dreams was attained by Patriot in July 2005. Mr. Green has served as our Chief Brand Officer since May 2004.

Richard Simon, Vice President

Mr. Simon was the owner/operator of a retail sports store in the early 1960’s. Mr. Simon then became President and CEO of the Majestic Life Insurance Company and CEO of its parent holding company. Mr. Simon was named Ambassador of Goodwill for the state of Utah in 1974. Mr. Simon assembled one of the best ever Indy car teams in the nation – Dick Simon Racing – and was the oldest driver of the Indianapolis 500 from 1983 to 1988. Mr. Simon drove 19 races between 1970 and 1988 and is one of the very few team owners to have ever driven in the Indianapolis 500. In 1997, Mr. Simon was the recipient of the Louis Meyer award, which is given every year to the individual “who has demonstrated talents transcending racing” and “who epitomizes the very spirit of racing itself.” Over the racing seasons, he was associated with “Fortune 500” brands such as Mobil and Kodak and car sponsors included companies such as Nike, Duracell, Panasonic, JC Penney, Yellow Freight, Amway and many more. In addition, from 1991 to 2000, he launched Dick Simon Marine – a boat dealership in Dana Point, California – that ultimately became the number one “High Performance Craft” dealership on the West Coast. Mr. Simon has served as our Vice President since June 2004.

There are no arrangements or understandings between any two or more of our directors or executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

FAMILY RELATIONSHIPS.

There are no family relationships between or among the directors, executive officers or persons nominated or charged by us to become directors or executive officers

INVOLVEMENT IN LEGAL PROCEEDINGS.

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

On October 12, 2005, the Company was named in a trademark infringement lawsuit by Yamaha Motor Co. Ltd. A settlement was reached with Yamata on November 17, 2005. The most significant effect of the settlement was the Company’s agreement to discontinue use of the Yamoto brand. Shortly thereafter, the Company’s line of dirt bikes and ATVs was rebranded Patriot OffRoad.

AUDIT COMMITTEE AND FINANCIAL EXPERT DISCLOSURES

Section 301 of the Sarbanes-Oxley Act of 2003, and SEC regulations implementing that provision require that public companies disclose a determination by their Board of Directors as to the existence of a financial expert on their audit committee and, if none is determined to exist, that the Board of Directors has determined that no one serving on its Board of Directors meets the qualification of a financial expert as defined in the Sarbanes-Oxley Act and implementing regulations.

As of September 30, 2005, and as of the date of filing of this report, we have not created any standing committees of the Board of Directors, including an audit committee. Accordingly, our entire Board of Directors, all of whom are affiliated with us through our acquisitions of their respective operating companies (and therefore do not qualify as independent directors), serve as our audit committee.

We also disclose that our Board has determined that we have not , and we do not, possess on our Board of Directors anyone who qualifies as an audit committee financial expert and, unless and until one is identified and agrees to serve, we will continue to rely on outside professional consultants who advise us with respect to audit matters.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon review of the copies of such reports furnished to us during, and with respect to, the fiscal year ended September 30, 2005 or any written representations we received from a director, officer, or beneficial owner of more than 10% of our common stock that no other reports were required during that period, we believe that, for the fiscal year ended September 30, 2005, all Section 16(a) filing requirements applicable to our reporting persons were met.

CODE OF ETHICS.

We have adopted a Code of Ethics applicable to our principal executive officers, principal financial officers, principal accounting officers or controllers, or persons performing similar functions. We have previously filed a copy of our Code of Ethics as an Exhibit to our Annual Report on Form 10KSB for our fiscal year 2004, and the same is incorporated herein by this reference. In addition, a copy of our code of ethics can be obtained by writing our Company at 1062 Calle Negocio, Suite F, San Clemente, California 92673.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth compensation received for the fiscal years ended September 30, 2003 through 2005 by our Chief Executive Officer and all other executive officers.

					Long Term Compensation
					Awards		Payouts
						Securities,	Long
						Underlying	Term
		Annual Compensation			Restricted	Options &	Incentive	All Other
Named Executive Officer and Principal Position	Year	Salary(1)	Bonus	Other	Stock	SARs	Plans	Compensation
Michel Attias Chief Executive Officer	2005	$113,000	$—	$—	$—	—	$—	$—
	2004	20,000	—	—	—	—	—	—
	2003	—	—	—	—	—	—	—
David M. Gernak Chief Financial Officer	2005	$37,500	$42,500	$—	$—	—	$—	$—
	2004	—	—	—	—	—	—	—
	2003	—	—	—	—	—	—	—
R. Scott Watson Chief Operating Officer	2005	$24,223	$550	$—	$—	—	$—	$—
	2004	—	—	—	—	—	—	—
	2003	—	—	—	—	—	—	—
Mark Green Chief Brand Officer	2005	$107,250	$15,000	$—	$—	50,000	$—	$—
	2004	—	7,400	—	—	25,000	—	—
	2003	—	—	—	—	—	—	—
Dick Simon Vice President	2005	$109,298	$61,500	$—	$—	—	$—	$—
	2004	—	—	—	—	300,000	—	—
	2003	—	—	—	—	—	—	—

(1)	The remuneration described in the above table does not include our cost of benefits furnished to the named executive officers, including premiums for health insurance and other personal benefits provided to such individuals that are extended to all of our employees in connection with their employment. Perquisites and other personal benefits, securities, or property received by an executive officer are either the lesser of $50,000 or 10% of the total salary and bonus reported for each named executive officer, except as otherwise disclosed.

(2) Stock Options And Stock Appreciation Rights Grant Table

The following table provides certain information with respect to individual grants during the last fiscal year to each of our named executive officers of common share purchase options or stock appreciation rights (“SARs”) relating to our common shares:

Named Executive Officer and Principal Position	Common Shares of Underlying Grant of Options or SARs	As Percentage of Grants to All Employees	Exercise Price	Expiration Date
Michel Attias Chief Executive Officer	—	—	—	—
	—	—	—	—
David M. Gernak Chief Financial Officer	—	—	—	—
	—	—	—	—
R. Scott Watson Chief Operating Officer	—	—	—	—
	—	—	—	—
Mark Green Chief Brand Officer	—	—	—	—
	—	—	—	—
Dick Simon Vice President	100,000	100%	$2.50	June 15, 2010
	200,000	—	5.00	June 15, 2011

Stock Options And Stock Appreciation Rights Exercise And Valuation Table

The following table sets forth the number of common stock options, both exercisable and unexercisable, held by each of our Named Executive Officers and the value of any in-the-money options at September 30, 2005, utilizing a value of $8.25 per share, the closing price of the Company’s common stock on the Pink Sheets on September 30, 2005:

Named Executive Officer	Shares Acquired on Exercise	Value Realized	Number of Securities underlying unexercised options/SARs (exercisable/Unexercisable)	Value of unexercised in-the-money options/SARs (exercisable/Unexercisable)
Michel Attias	—	—	—	—
David M. Gernak	—	—	—	—
R. Scott Watson	—	—	—	—
Mark Green	—	—	—	—
Dick Simon	—	0%	100,000/200,000	575,000/650,000

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted any form of equity compensation plan, and accordingly, have not authorized the issuance of any securities under any such plan. We may at times approve stand-alone grants of stock options to our employees.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 30, 2005, certain information with respect to the beneficial ownership of our voting securities by (i) any person (including any “group” as that term is used in Section 13 (d) (3) of the Exchange Act) known by us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) each director, (iii) each of the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. As of September 30, 2005, there were 10,375,719 shares of issued and outstanding common stock, including 1,507,530 shares to be issued.

	Before Funding
Name and address (1)(2)(3)	Number of shares of owned	Percent of outstanding shares
Michel Attias(4)(5)(6)(7)	4,006,150	38.6%
David Gernak(5)	2,500	0.0%
R Scott Watson(5)	—	0.0%
Mark Green(5)	75,000	0.7%
Richard Simon(5)(8)	218,350	2.1%

All Directors and Executive Officers as a group (5 persons)	4,302,000	41.5%

(1)	Except as otherwise indicated below, we believe the persons whose names appear in the table above have sole voting and investment power with respect to all shares of stock shown as beneficially owned by them, subject to applicable community property laws.
(2)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act and is generally determined by voting power and/or investment power with respect to securities. Except as indicated by footnote and subject to community property laws where applicable, we believe that the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Unless otherwise indicated, the address of each shareholder is 1062 Calle Negocio, Suite F, San Clemente, California 92673.
(3)	A person is deemed to be the beneficial owners of securities that can be acquired by such person within 60 days from September 30, 2005 upon the exercise of warrants or options. Each beneficial owner’s percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from September 30, 2005.
(4)	Director
(5)	Executive Officer
(6)	More than 5% shareholder
(7)	Includes 4,000,000 shares owned by BBDSM Corporation, which Mr. Attias controls.
(8)	Includes options to purchase 100,000 shares at $2.50 per share

Information Regarding Equity Compensation Plans

We do not have any equity compensation plans other than those approved by our stockholders. We may at times approve stand-alone grants of stock options to our employees.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In September 2005 and in the period subsequent, the Company advanced funds totaling $330,000 to its Vice President of Sales for his use in purchasing the Company’s stock on the open market. The advances may be a violation of Sarbanes-Oxley Act of 2002. On March 27, 2006, the Vice President of Sales repaid the balance to the Company. The Company has initiated policies and procedures to prevent this and other weaknesses in the future.

During the year ended September 30, 2004, the Company advanced $99,867 to its CEO. On December 15, 2004, the CEO deposited $300,000 with the Company in repayment of the advances and to provide the Company with needed working capital funds. Payments were made to the CEO to reduce the balance and in the process sums were paid in excess of the balance and were recorded as a loan to the CEO which was repaid. The Company is aware that the advances to its CEO may be a violation of Sarbanes-Oxley Act of 2002.

On June 15, 2004, the Company issued 100,000 shares of its common stock to its Vice President of Sales and Marketing for providing services to the Company. The Company recorded $135,000 of compensation expense related to these shares based on the closing price of the stock on June 15, 2004. Options to purchase 300,000 shares of common stock at $2.50 to $5.00 per share were issued in conjunction with this transaction. As there is no intrinsic value, the Company did not record any compensation when the options were granted.

In June 2004, the Company agreed to issue to its President and to its President of Sales and Marketing an aggregate of 200,000 shares of common stock for services to be rendered from July 2004 to June 2005. On July 1, 2004, the Company issued the first installment of 50,000 shares for services between July 1, 2004 and September 30, 2004. For the year ended September 30, 2004, the Company recorded compensation of $32,500 related to these shares based on the closing price of the stock on July 1, 2004. On October 1, 2004 and January 1, 2005, respectively, the Company issued the second and third installments of 50,000 shares each for services. On May 6, 2005, the Company issued the final 25,000 to the President. For the year ended September 30, 2005, the Company recorded compensation of $502,500 related to these shares based on the closing price of the stock on the date of issue.

In 2005, the Company paid finder’s fees of $193,070 to the spouse of the Vice President in connection with the sale of common stock raising proceeds of $1,930,700. In 2004, the Company paid finder’s fees of $78,200 to the spouse of the Vice President in connection with the sale of common stock raising proceeds of $1,473,300.

During 2005, the Company sponsored the Vice President in a yacht race from Long Beach to Honolulu for $107,500.

In August 2005, the President was terminated. As a condition of the termination, the Company facilitated the sale of the President’s 100,000 shares of restricted stock to a number of outside accredited investors. The Company advanced the funds to an independent third party, and was repaid in full in March, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The amount paid to our principal accountant during the year ended September 30, 2005 for audit purposes was $115,929. No amounts were paid to our principal accountant during the year ended September 30, 2004.

PATRIOT MOTORCYCLE CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Patriot Motorcycle Corporation:

We have audited the accompanying consolidated balance sheets of Patriot Motorcycle Corporation and Subsidiaries (the “Company”), as of September 30, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Patriot Motorcycle Corporation and Subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss of $4,298,427 and a negative cash flow from operating activities of $6,035,551 for the year ended September 30, 2005, and had an accumulated deficit of $7,342,672 at September 30, 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

In 2005 and subsequent thereto, the Company advanced $330,000 to its Vice President of Sales. In 2004, the Company advanced $99,867 to its CEO. The loans may be in violation of Section 402 of the Sarbanes-Oxley Act, which makes it unlawful for any issuer, directly or indirectly, to extend or maintain credit, to arrange for the extension of credit, or to renew an extension of credit, in the form of a personal loan to or for any director or executive officer (or equivalent thereof) of that issuer. The terms of the loans and related party issues are disclosed in Note 9.

/s/ WEINBERG & COMPANY, P.A.

Boca Raton, Florida

June 20, 2006, except for Note 9, as to which the date is July 21, 2006.

PATRIOT MOTORCYCLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2005	September 30, 2004
Current Assets:
Cash	$3,136,047	$378,287
Accounts receivable, net of allowance of $60,000 in 2005 $0 in 2004	321,015	—
Inventory	3,063,706	57,195
Advances receivable, related party	100,000
Other current assets	79,147	43,542

Total current assets	6,699,915	479,024

Property Plant & Equipment, net of accumulated depreciation of $44,496 in 2005 and $0 in 2004	490,101	—

Other Assets:
Deposits	156,926	—
Loan receivable-officer/shareholder	—	99,867
Intangible assets, net of amortization of $700 in 2005 and $0 in 2004	61,948	102,800

TOTAL ASSETS	$7,408,890	$681,691

Liabilities & Shareholders’ Equity
Current Liabilities:
Note payable	$25,000	$25,000
Accounts payable and accrued expenses	833,295	120,857
Loan payable-officer/shareholder	26,875	—
Income taxes payable	—	9,314

Total current liabilities	885,170	155,171

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized, Series A Convertible $2.30 stated value, 400,000 shares authorized; none issued and outstanding	—	—

Common stock, $.001 par value, 50,000,000 authorized shares. Issued and outstanding - 8,868,189 shares and 6,460,921 shares at September 30, 2005 and 2004, respectively	8,868	6,461
Additional paid in capital	8,671,975	3,564,304
Common stock to be issued (1,507,530 shares)	5,312,276
Stock subscriptions receivable	(126,727)
Accumulated deficit	(7,342,672)	(3,044,245)

TOTAL SHAREHOLDERS’ EQUITY	6,523,720	526,520

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,408,890	$681,691

See accompanying notes to consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30, 2005	Year ended September 30, 2004
Net Sales	$7,943,253	$26,218

Cost of Goods Sold	6,696,479	17,460

Gross Profit	1,246,774	8,758

Operating Expenses:
Selling	856,877	66,944
General & Administrative	4,566,746	778,624
Research & Development	121,578	—

Total Operating Expenses	5,545,201	845,568

NET LOSS	$(4,298,427)	$(836,810)

Weighted Average Shares Outstanding
Basic And Diluted	8,161,415	5,196,080

Loss per share, basic and diluted	$(0.53)	$(0.16)

See accompanying notes to consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

For the years ended September 30 , 2005 and 2004

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Common Stock to be issued	Stock Subscriptions Receivable	Accumulated Deficit	Total Shareholders’ Equity (Deficiency)
Balance, October 1, 2003	4,893,425	$4,893	$2,123,271	$—	$—	$(2,207,435)	$(79,271)
Net proceeds from issuance of stock	1,237,996	1,238	887,563				888,801
Stock issued for services	295,000	295	470,705				471,000
Stock issued for domain name	34,500	35	82,765				82,800
Net loss	—	—	—	—	—	(836,810)	(836,810)

Balance, September 30, 2004	6,460,921	6,461	3,564,304	—	—	(3,044,245)	526,520
Net proceeds from issuance of stock	2,029,276	2,029	4,136,331	5,312,276	(126,727)		9,323,909
Stock issued for services	277,992	278	571,440	—	—		571,718
Stock issued for inventory and fixed asset purchase	100,000	100	399,900				400,000
Net loss	—	—	—	—	—	(4,298,427)	(4,298,427)

Balance, September 30, 2005	8,868,189	$8,868	$8,671,975	$5,312,276	$(126,727)	$(7,342,672)	$6,523,720

See accompanying notes to consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30, 2005	Year ended September 30, 2004
Cash Flows From Operating Activities:
Net Loss	$(4,298,427)	$(836,810)
Adjustments To Reconcile Net Loss To Net
Cash Used In Operating Activities:
Depreciation and amortization	60,891	—
Stock issued for services	571,718	471,000
Impairment of intangibles	92,605	—
Changes In Operating Assets And Liabilities:
Increase in accounts receivable	(321,015)	—
Increase in inventory	(2,708,842)	(57,195)
Increase in advances receivable, related party	(100,000)	—
Increase in other current assets	(35,605)	(43,542)
Increase in accounts payable and accrued expenses	712,435	73,786
Increase (decrease) in taxes payable	(9,314)	2,114

Net Cash Used In Operating Activities	(6,035,551)	(390,647)

Cash paid for purchase of fixed assets and inventory	(100,000)	—

Cash Flows From Investing Activities:
Increase in deposits	(156,926)	—
Purchase of intangible assets	(68,148)	(20,000)
Loan repayment from (advances to) officer/shareholder	126,742	(99,867)
Purchase of property and equipment	(332,266)	—

Net Cash Used In Investing Activities	(430,598)	(119,867)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	9,323,909	888,801

Net Cash Provided By Financing Activities	9,323,909	888,801

Increase in cash and cash equivalents	2,757,760	378,287

Cash and cash equivalents - beginning of year	378,287	—

Cash and cash equivalents - end of year	$3,136,047	$378,287

Supplemental Cash Flow Information:
Cash paid for:
Interest	$20,028	$—

Income taxes	$10,914	$—

Noncash Investing and Financing Activities:
Stock issued for purchase of fixed assets and inventory	$400,000	$82,800

See accompanying notes to consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005 AND 2004

NOTE 1 DESCRIPTION OF BUSINESS

Patriot Motorcycle Corporation (“Patriot” or “Company”) manufactures and distributes specialty motorcycles; distributes a moderately priced line of dirt bike motorcycles, ATVs, accessories and specialty clothing for families and other entry-level consumers; and produces the syndicated television program “Steel Dreams™”. Once the Company has further established a domestic, and an international dealer organization through selling of the Patriot OffRoad™ brand of dirt bikes and ATVs, and the specialty motorcycles, it intends to introduce new branded products.

During the later part of 2002 and 2003, numerous attempts to achieve satisfactory financing and introduce viable product lines were unsuccessful and the business was dormant from July 2002 to June 2004. In August 2004, Patriot became the exclusive distributor in the United States of the Yamoto™ line of dirt bike motorcycles and all- terrain vehicles (“ATVs”) manufactured in China to our specifications. In July 2005, this agreement was expanded to include worldwide distribution rights. In November 2005, this line was rebranded Patriot OffRoad™.

In July 2005, the Company took over the production and distribution rights to the syndicated television program “Steel Dreams™”. The program has been produced and distributed for four years, and is currently carried on 217 stations in over 137 markets with over 76,000,000 households. The first production of the fifth season was broadcast in September 2005. During the year ended September 30, 2005, the Company generated advertising revenues of $17, 209 from the program, which are included in net sales. The Company has not presented segment information for the year ended September 30, 2005, because the revenue generated by Steel Dreams was deminimus.

Going concern

The Company incurred a net loss of $4,298,427 and a negative cash flow from operating activities of $6,035,551 for the year ended September 30, 2005, and had an accumulated deficit of $7,342,672 at September 30, 2005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon it achieving profitability and generating sufficient cash flows to meet its obligations as they come due. Management believes that its plan to diversify and to control its overhead will enable it to achieve profitability. Management is also pursuing additional capital financing. However, if the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity, and financial condition. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s cash requirements over the next 12 months are expected to include expenditures in connection with: (i) increasing investment in research and development, (ii) hiring additional personnel, if and as necessary; and (iii) implementing an integrated accounting software package. At September 30, 2005, the Company had $3,136,047 in cash and cash equivalents. We believe that our current cash and cash equivalents on hand and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months. The Company feels slower growth expectations would require fewer capital expenditures and fewer research and development investments.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Patriot Manufacturing Corporation and Patriot Motors of Canada Corporation. Inter-company accounts and transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. At September 30, 2005, the Company did not have any cash equivalents.

Accounts Receivable

The Company evaluates the collectibility of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding. The allowance for doubtful accounts and returns and discounts is established through a provision for returns and discounts charged against sales. Receivables are charged off against the allowance when payments are received or products returned. The allowance for doubtful accounts and returns and discounts as of September 30, 2005 was $60,000 and was $0 at September 30, 2004.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. The following is a summary of inventory by component at September 30, 2005 and 2004:

	2005	2004
Finished Goods	$2,426,355	$57,195
Parts and accessories	637,351	—

Total Inventories	$3,063,706	$57,195

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. Estimated service lives of property and equipment are as follows:

Computer equipment	3 years
Office furniture and equipment	3 to 10 years
Manufacturing and other equipment	2 to 5 years
Vehicles	3 years

The straight-line method of depreciation is followed for substantially all assets for financial reporting purposes, while accelerated methods are used for tax purposes.

Intangible Assets

Intangible assets consist of the Company’s website development and are amortized over their estimated useful lives of five years. Earlier expenditures for domain names of $92,605 after amortization were written off in 2005, and were included in general and administrative expenses, as a result of a settlement of a lawsuit which required the Company to abandon related branding of the Yamoto trademark (See Notes 4 and 11).

Impairment of Long-Lived Assets

Intangible assets are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment. The impairment losses recorded in fiscal 2005 are described in the previous paragraph. There were no impairment losses in 2004.

Revenue Recognition

The Company recognizes revenue from the sale of motorcycles, dirt bikes and ATV’s when risk of loss and title is transferred to the customer, and collection is reasonably assured, which usually occurs when the unit is delivered to the dealer.

Research and development

Research and development costs are charged to expense as incurred. Research and development costs totaled $121,578 and $0 for the years ended September 30, 2005 and 2004, respectively.

Advertising

Advertising costs are expensed as incurred and are included in selling expense in the amount of $91,252 and $0 for the years ended September 30, 2005 and 2004, respectively.

Warranty Costs

For dirt bikes and ATV’s, the Company offers a six-month manufacturer’s warranty that covers all parts through authorized dealers. The Company has recorded a warranty reserve on the sale of its products for the year ended September 30, 2005 of $ 53,962.

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

Had compensation cost for all stock option grants been determined based on their fair value at the grant dates, consistent with the method prescribed by SFAS 148 and SFAS 123, our net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

	2005	2004
Net loss, as reported	$(4,298,427)	$(836,810)

Add: Stock-based Expense included in net loss	—	—
Deduct: Fair value of stock-based expense	—	(33,738)

Pro forma net loss	$(4,298,427)	$(870,548)

Net loss per Share:
Basic and diluted-as reported	$(0.53)	$(0.16)
Basic and diluted-pro forma	$(0.53)	$(0.17)

The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004
Expected term (years)	5	5
Volatility	222%	249%
Annual dividend per share	$—	$—
Risk free interest rate	3.81%	3.35%
Weighted-average fair value of options granted	$1.78	$1.78

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

Net Loss per Share

Basic earnings (loss) per common share (“EPS”) are based on the weighted average number of common shares outstanding during each period, including 1,507,530 shares to be issued. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. As of September 30, 2005, the Company had granted stock options and warrants for 1,821,542 shares of common stock that are potentially dilutive common shares but are not included in the computation of loss per share because their effect would be anti-dilutive.

Reporting Segment of the Company

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) requires certain disclosures of operating segments, as defined in SFAS No. 131. Management has determined that the Company has only one operating segment and therefore is not required to disclose operating segment information. The Company does not account for the net sales of its various products separately, and the disclosure required by SFAS No. 131 of product revenue is not presented because it would be impracticable to do so.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments including cash, accounts receivable, advances receivable-related party, note payable, accounts payable and accrued expenses and loan payable-shareholder approximate their fair value as of September 30, 2005 due to their short-term maturities.

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

Comprehensive Income

The Company has no items of other comprehensive income (loss) for the years ended September 30, 2005 and 2004.

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation or Canada Deposit Insurance Corporation, up to $100,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had $2,940,637 in excess of the $100,000 FDIC or CDIC limit at September 30, 2005. Sales to two major customers amounted to 28.0% of sales. Accounts receivable to three customers equaled 81.3% of gross outstanding receivables.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first annual reporting period that begins after December 15, 2005, for small business issuers. The Company does not currently have a stock option plan in place, therefore we have not quantified the potential effect of adoption of SFAS No. 123R. However, we believe adoption of SFAS No. 123R will result in a decrease to our reported earnings when a stock option plan is implemented.

In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), “Exchange of Nonmonetary Assets an amendment of APB Opinion No. 29,” which amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 defines a nonmonetary exchange as having commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153 and does not expect it to have a material effect on the Company’s financial position, results of operations or cash flows.

In May 2005 the FASB issued SFAS Number 154, “Accounting Changes and Error Corrections”. This SFAS provides guidance on accounting for and reporting of accounting changes and error corrections. The Company has evaluated the impact of SFAS 154 and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company s consolidated financial position or results of operations.

NOTE 3-PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30:

	2005	2004
Computer equipment	$235,664	$—
Office furniture and equipment	57,562	—
Manufacturing and other equipment	104,854	—
Vehicles	136,517	—

	534,597	—
Accumulated depreciation	44,496	—

Property and equipment, net	$490,101	—

Depreciation expense for the years ended September 30, 2005 and 2004 was $44,496 and $0, respectively.

NOTE 4 INTANGIBLE ASSETS

The components of amortizable intangibles are as follows at September 30:

	2005	2004
Website development	$62,648	$—
Domain name	—	102,800

	62,648	102,800
Less accumulated amortization	700	—

Net intangible assets	$61,948	$102,800

Amortization expense was $16,395 (including $15,695 of amortization on the impaired intangible asset discussed in Note 1) and $0 for the years ended September 30, 2005 and 2004, respectively. Amortization of intangible assets will be $12,530 in each of the fiscal years 2006 through 2009, and $11,828 for 2010.

NOTE 5 NOTE PAYABLE

During the year ended September 30, 2002, the Company entered into a note payable of $50,000 with an unrelated party, secured by the personal guarantee of the Company’s CEO, bearing interest at 12% per annum, with monthly payments of $5,000 through February 15, 2003. The $25,000 balance due on the note was in default as of September 30, 2005, and was fully paid in November 2005.

NOTE 6 INCOME TAXES

At September 30, 2005, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $7,576,200 for Federal purposes. The Federal carryforward expires from 2022 to 2024. Given the Company’s history of net operating losses, management has determined that it is more likely than not the Company will not be able to realize the tax benefit of the carryforwards.

Accordingly, the Company has not recognized a deferred tax asset for this benefit. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize a deferred tax asset at that time.

Significant components of the Company’s deferred income tax assets are as follows:

	2005	2004
Deferred income tax asset:
Net operating loss carry forward	$2,633,144	$1,128,695
Valuation allowance	(2,633,144)	(1,128,695)

Net deferred income tax asset	$—	$—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	2005	2004
Tax expense at the U.S. statutory income tax	-34.0%	-34.0%
Increase in the valuation allowance	34.0%	34.0%

Effective tax rate	0.0%	0.0%

The Company is also subject to California state franchise taxes which are reflected as a current liability on the accompanying consolidated balance sheets as of September 30, 2005 and 2004, in the amounts of $0 and $9,314, respectively.

NOTE 7 SHAREHOLDERS’ EQUITY

In June 2004, the Company issued 150,000 shares of its common stock at a price of $0.50 per share for consideration of $72,500 (net of commissions) pursuant to a limited private placement. Warrants to purchase 22,500 shares of common stock at $1.25 per share were issued in conjunction with these transactions (see Note 8). No value has been recorded in relation to these warrants.

From June through September 2004, the Company issued 983,296 shares of its common stock at a price of $0.75 per share for consideration of $675,000 (net of commissions) pursuant to a limited private placement. Warrants to purchase 221,250 shares of common stock at $1.25 per share were issued in conjunction with these transactions (see Note 8). No value has been recorded in relation to these warrants.

During September 2004, the Company issued 104,700 shares of its common stock at a price of $1.50 per share for consideration of $141,300 (net of commissions) pursuant to a limited private placement. Warrants to purchase 25,800 shares of common stock at $3.50 per share were issued in conjunction with these transactions (see Note 8). No value has been recorded in relation to these warrants.

During the year ended September 30, 2004, the Company issued 145,000 shares of its common stock to eight individuals unrelated to the Company for providing services to the Company. The Company recorded aggregate consulting expense of $303,500 based on the closing price of the stock on the date the stock was issued.

On June 15, 2004, the Company issued 100,000 shares of its common stock to its Vice President of Sales and Marketing for providing services to the Company. The Company recorded $135,000 compensation expense related to these shares based on the closing price of the stock on June 15, 2004. Options to purchase 300,000 shares of common stock at $2.50 to $5.00 per share were issued in conjunction with this transaction (see Note 8). As there is no intrinsic value, the Company did not record any compensation when the options were granted.

In June 2004, the Company agreed to issue to its President and to its President of Sales and Marketing an aggregate of 200,000 shares of common stock for services to be rendered from July 2004 to June 2005. On July 1, 2004, the Company issued the first installment of 50,000 shares for services between July 1, 2004 and September 30, 2004. For the year ended September 30, 2004, the Company recorded compensation of $32,500 related to these shares based on the closing price of the stock on July 1, 2004.

On October 1, 2004 and January 1, 2005, respectively, the Company issued the second and third installments of 50,000 shares each for services. On May 6, 2005, the Company issued the final 25,000 to the President. For the year ended September 30, 2005, the Company recorded compensation of $502,500 related to these shares based on the closing price of the stock on the date of issue.

On September 21, 2004, the Company issued 34,500 shares of its common stock for the acquisition of two domain names. The Company recorded the purchase price of the domain names at $82,800 related to these shares based on the closing price of the stock on September 21, 2005. The Company also paid $20,000 as part of the purchase price of the domain names.

From October 2004 through February 2005, the Company issued 1,099,245 shares of its common stock at a price of $1.50 per share for consideration of $1,511,625 (net of commissions) pursuant to a limited private placement. Warrants to purchase 268,813 shares of common stock at $3.50 per share were issued in conjunction with these transactions (see Note 8). No value has been recorded in relation to these warrants.

During November 2004, the Company issued 33,350 shares of its common stock at a price of $.75 per share for consideration of $25,000 pursuant to a limited private placement.

In February and March 2005, the Company issued 709,506 shares of its common stock at a price of $3.00 per share for consideration of $1,930,655 (net of commissions) pursuant to a limited private placement. Warrants to purchase 131,549 shares of common stock at $6.50 per share were issued in conjunction with these transactions (see Note 8). No value has been recorded in relation to these warrants.

From March through June 2005, the Company issued 187,175 shares of its common stock at a price of $4.00 per share for consideration of $671,080 (net of commissions) pursuant to a limited private placement. Warrants to purchase 28,076 shares of common stock at $9.00 per share were issued in conjunction with these transactions (see Note 8). No value has been recorded in relation to these warrants.

From July through September 2005, the Company sold 1,507,530 shares of its common stock at a price of $4.00 per share for consideration of $5,312,276 (net of commissions and issuance costs) pursuant to a limited private placement. These shares were issued in October 2005. Warrants to purchase 376,883 shares of common stock at $9.00 per share were issued to the investors in conjunction with these transactions, and warrants to purchase 226,130 shares of common stock at $4.00 per share were issued to the brokers as part of the compensation (see Note 8). No value has been recorded in relation to these warrants.

During the year ended September 30, 2005, the Company issued 152,992 shares of its common stock to twelve individuals unrelated to the Company for providing services to the Company. The Company recorded an aggregate of $69,218 for services and consulting expenses on the closing price of the stock on the date the stock was issued. Warrants to purchase 220,542 shares of common stock at $2.50 to $3.50 per share were issued in conjunction with these transactions. No value has been recorded in relation to these warrants (see Note 8). The Company also issued 100,000 shares of stock and paid $100,000 for the purchase of certain motorcycle parts and vehicles from a specialty motorcycle manufacture.

NOTE 8 STOCK OPTIONS AND WARRANTS

The Company granted stock options to the Company’s Vice President of Sales and Marketing to purchase up to 300,000 shares of the Company’s common stock under an employment agreement. The options vest in one to two years when services are performed, and have a term of two to seven years.

Options granted are accounted for according to APB No. 25. The following table summarizes the stock option activity for the year ended September 30, 2005:

	Shares	Weighted Average Exercise Price
Options granted in fiscal 2004	300,000	$4.17
Options granted in fiscal 2005	—	—

Balance, September 30, 2005	300,000	$4.17

	Outstanding			Exercisable
Weighted Exercise Price Range	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number of Options	Weighted Average Exercise price
$2.50	100,000	4.75	$2.50	100,000	$2.50
$5.00	200,000	5.75	$5.00

In conjunction with the issuance of common stock pursuant to limited private placements and the issuance of common stock for compensation and services, the Company issued warrants to purchase 1,521,542 shares of common stock. The warrants expire in two to three years. No value has been recorded in relation to these warrants. The following table summarizes the warrant activity for the year ended September 30, 2005:

	Shares	Weighted Average Exercise Price
Warrants granted in fiscal 2004	269,550	$1.47
Warrants granted in fiscal 2005	1,251,992	$5.59

Balance, September 30, 2005	1,521,542	$4.86

	Outstanding			Exercisable
Weighted Exercise Price Range	Number of Options	Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number of Options	Weighted Average Exercise price
$1.25	244,875	0.83	$1.25	244,875	$1.25
$2.50	200,000	1.25	$2.50	200,000	$2.50
$3.25-4.25	515,158	1.17	$3.73	515,158	$3.73
$6.50	156,550	1.42	$6.50	156,550	$6.50
$9.00	404,959	2.92	$9.00	404,959	$9.00

NOTE 9 RELATED PARTY TRANSACTIONS

In September 2005 and in the period subsequent, the Company advanced funds totaling $330,000 to its Vice President of Sales for his use in purchasing the Company’s stock on the open market. The advances may be a violation of Sarbanes-Oxley Act of 2002. On March 27, 2006, the Vice President of Sales repaid the balance to the Company. The Company has initiated policies and procedures to prevent this and other weaknesses in the future.

During the year ended September 30, 2004, the Company advanced $99,867 to its CEO. On December 15, 2004, the CEO deposited $300,000 with the Company in repayment of the advances and to provide the Company with needed working capital funds. The Company is aware that the advances to its CEO may be a violation of Sarbanes-Oxley Act of 2002.

On June 15, 2004, the Company issued 100,000 shares of its common stock to its Vice President of Sales and Marketing for providing services to the Company. The Company recorded $135,000 of compensation expense related to these shares based on the closing price of the stock on June 15, 2004. Options to purchase 300,000 shares of common stock at $2.50 to $5.00 per share were issued in conjunction with this transaction. As there is no intrinsic value, the Company did not record any compensation when the options were granted.

In June 2004, the Company agreed to issue to its President and to its President of Sales and Marketing an aggregate of 200,000 shares of common stock for services to be rendered from July 2004 to June 2005. On July 1, 2004, the Company issued the first installment of 50,000 shares for services between July 1, 2004 and September 30, 2004. For the year ended September 30, 2004, the Company recorded compensation of $32,500 related to these shares based on the closing price of the stock on July 1, 2004. On October 1, 2004 and January 1, 2005, respectively, the Company issued the second and third installments of 50,000 shares each for services. On May 6, 2005, the Company issued the final 25,000 to the President. For the year ended September 30, 2005, the Company recorded compensation of $502,500 related to these shares based on the closing price of the stock on the date of issue.

In 2005, the Company paid finder’s fees of $193,070 to the spouse of the Vice President in connection with the sale of common stock raising proceeds of $1,930,700. In 2004, the Company paid finder’s fees of $78,200 to the spouse of the Vice President in connection with the sale of common stock raising proceeds of $1,473,300.

During 2005, the Company sponsored the Vice President in a yacht race from Long Beach to Honolulu for $107,500.

In August 2005, the President was terminated. As a condition of the termination, the Company facilitated the sale of the President’s 100,000 shares of restricted stock to a number of outside accredited investors. The Company advanced the funds to an independent third party, and was repaid in full in March, 2006.

NOTE 10 COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may be involved from time to time in various claims, lawsuits, disputes with third parties or breach of contract actions incidental to the normal course of business operations. The Company is currently not involved in any such litigation or any pending legal proceedings that it believes could have a material adverse effect on the financial position or results of operations. In conjunction with Patriot’s maintaining its quality standards, Patriot has rejected certain products previously provided by the manufacturer. The Company is in discussion with the manufacturer regarding steps needed to be taken to replace or repair such defective product.

Operating Lease Obligations

The Company’s San Clemente operations are currently conducted at a leased facility under three non-cancelable operating leases that expire in 2007 with an automatic two-year extension to 2009. The leases provide that property taxes, insurance, and maintenance expenses are the responsibility of the Company. The leases, for a total of 21,854 square feet, are for $20,013 per month. In addition, the Company leased a 14,726 square foot facility in Hemet, California under a two year lease expiring on March 15, 2008 for $9,000 per month with an automatic one-year extension to March 2009 with an increase in rent to $10,000 per month. The Company also leases a facility in Scottsdale, Arizona on a month-to-month basis for $6,000 per month. The Company also has a copier lease with monthly payments of $319 with a term of 5 years. At September 30, 2005, future minimum annual rental payments for all operating leases are as follows:

Year ended September 30,	Total
2006	$327,984
2007	351,984
2008	358,984
2009	253,958
2010	957

$1,293,867

The facility rent expense for the years ended September 30, 2005 and 2004 was $131,323 and $1,101, respectively.

NOTE 11 SUBSEQUENT EVENTS

On October 12, 2005, the Company was named in a trademark infringement lawsuit by Yamaha Motor Co. Ltd. A settlement was reached with Yamaha on November 17, 2005. The most significant effect of the settlement was the Company’s agreement to discontinue use of the Yamoto brand. Shortly thereafter, the Company’s line of dirt bikes and ATVs was rebranded Patriot OffRoad™.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 28, 2006

PATRIOT MOTORCYCLE CORPORATION

By:	/s/ Michel Attias
Michel Attias
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michel Attias
Michel Attias
CEO and Director

/s/ David M. Gernak
David M. Gernak Chief Financial Officer

List of Exhibits

2.1	Agreement and Plan of Merger dated June 30, 1998 of Royal Mortgage Corporation into Davenport Ventures, Inc. Incorporated herein by reference to Exhibit 12.1 to the Registrant’s Form 10SB filed November 23, 1998.

2.2	Share Exchange Agreement dated May 21, 2001 of Royal Mortgage Corporation with Patriot Manufacturing Corporation. Incorporated herein by reference to Form 8-K filed June 6, 2001.

3.1	Certificate of Incorporation of Registrant, as filed with the Secretary of State of Nevada on July 30, 1993. Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 10SB filed November 23, 1998.

3.2	Bylaws of Registrant. Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Form 10SB filed November 23, 1998.

4.1	Form of Subscription Application for 2004 private placement. Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 10SB filed July 29, 2005.

4.2	Form of Subscription Application for 2004 private placement. Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Form 10SB filed July 29, 2005.

4.3	Form of Subscription Application for 2004 private placement. Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Form 10SB filed July 29, 2005.

4.4	Form of Subscription Application for 2004 private placement. Incorporated herein by reference to Exhibit 4.4 to the Registrant’s Form 10SB filed July 29, 2005.

4.5	Form of Subscription Application for 2004 private placement. Incorporated herein by reference to Exhibit 4.5 to the Registrant’s Form 10SB filed July 29, 2005.

10.9	Lease between Reuben Casey Incorporated and Registrant dated February 8, 2005 covering premises located at 930 Calle Negocio, San Clemente, California. Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Form 10SB filed July 29, 2005.

10.10	Lease between Reuben Casey Incorporated and Registrant dated July 15, 2005 covering premises located at 1062 Calle Negocio, San Clemente, California.

14.1	Code of Business Ethics. Incorporated herein by reference to Exhibit 14.1 to the Registrant’s Form 10SB filed July 29, 2005.

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.