Form 10QSB
period 2004-12-31
PATRIOT MOTORCYCLE CORP
filed 2007-01-12
CIK 1073949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

The number of shares outstanding of each of the registrant’s common stock as of September 30, 2006 was 10,375,719

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

PATRIOT MOTORCYCLE CORPORATION AND SUBSIDIARIES

Index

		PAGE NO.
PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets-December 31, 2004 (Unaudited) and September 30, 2004	3

	Condensed Consolidated Statements of Operations-three months ended December 31, 2004 and 2003 (unaudited)	4

	Condensed Consolidated Statements of Shareholders’ Equity (Deficiency)-three months ended December 31, 2004 (Unaudited) and the year ended September 30 , 2004	5

	Condensed Consolidated Statements of Cash Flows-three months ended December 31, 2004 and 2003 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements - December 31, 2004 (Unaudited)	7-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Changes in Securities	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

	Signature	21

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PATRIOT MOTORCYCLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2004	September 30, 2004
	(Unaudited)
Assets
Current Assets:
Cash	$169,853	$378,287
Accounts receivable	26,436	—
Inventory	605,716	57,195
Prepaid insurance and other current assets	277,691	43,542

Total current assets	1,079,696	479,024

Property plant & equipment, net of accumulated depreciation of $ 973 and $ 0 at December 31, 2004 and September 30, 2004, respectively	27,435	—

Other Assets:
Deposits	54,780	—
Loan receivable-shareholder/officer	—	99,867
Intangible assets, net of amortization of $ 0 at September 30, 2004	—	102,800

TOTAL ASSETS	$1,161,911	$681,691

Liabilities & Shareholders’ Equity
Current Liabilities:
Notes payable	$25,000	$25,000
Accounts payable and accrued expenses	444,449	120,857
Loan payable-shareholder	212,133	—
Franchise taxes payable	10,914	9,314

Total current liabilities	692,496	155,171

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized, Series A Convertible $2.30 stated value, 400,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized. Issued and outstanding - 6,872,007 shares and 6,460,921 shares at December 31, 2004 and September 30, 2004, respectively	6,872	6,461
Additional paid in capital	4,176,243	3,564,304
Accumulated deficit	(3,713,700)	(3,044,245)

TOTAL SHAREHOLDERS’ EQUITY	469,415	526,520

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,161,911	$681,691

See accompanying notes to condensed consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended December 31
	2004	2003
Net Sales	$942,972	$—
Cost of goods sold	881,387	—

Gross profit	61,585	—

Operating expenses:
Selling	132,240	—
General and administrative	598,800	—

Total operating expenses	731,040	—

NET LOSS	$(669,455)	$—

Weighted Average Shares Outstanding
Basic And Diluted	6,711,555	4,893,425

Loss per share, basic and diluted	$(0.10)	$—

See accompanying notes to condensed consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

For the three months ended December 31, 2004 (unaudited) and the year ended September 30, 2004

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficiency)
Balance, October 1, 2003	4,893,425	$4,893	$2,123,271	$(2,207,435)	$(79,271)
Net proceeds from issuance of stock	1,237,996	1,238	887,563	—	888,801
Stock issued for services	295,000	295	470,705	—	471,000
Stock issued for domain name	34,500	35	82,765	—	82,800
Net loss	—	—	—	(836,810)	(836,810)

Balance, September 30, 2004	6,460,921	6,461	3,564,304	(3,044,245)	526,520
Net proceeds from issuance of stock	361,086	361	469,489		469,850
Stock issued for services	50,000	50	142,450		142,500
Net loss	—	—	—	(669,455)	(669,455)

Balance, December 31, 2004 (unaudited)	6,872,007	$6,872	$4,176,243	$(3,713,700)	$469,415

See accompanying notes to condensed consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31
	2004	2003
Cash flows from operating activities:
Net loss	$(669,455)	$—
Adjustments to reconcile net loss to net
Cash used in operating activities:
Depreciation and amortization	6,113	—
Stock issued for services	142,500	—
Impairment of intangibles	97,660	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(26,436)	—
Increase in inventory	(548,521)	—
Increase in prepaid insurance and other current assets	(234,149)	—
Increase in accounts payable and accrued expenses	323,592	—
Increase in taxes payable	1,600	—

Net cash used in operating activities	(907,096)	—

Cash flows from investing activities:
Increase in deposits	(54,780)
Purchase of property and equipment	(28,408)	—

Net cash used in investing activities	(83,188)	—

Cash flows from financing activities:
Loan from stockholder	312,000	—
Proceeds from sale of common stock	469,850	—

Net cash provided by financing activities	781,850	—

Decrease in cash and cash equivalents	(208,434)	—
Cash and cash equivalents - beginning of period	378,287	—

Cash and cash equivalents - end of period	$169,853	$—

Supplemental cash flow information:
Cash paid for:
Interest	$3,604	$—

Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2004 (Unaudited)

NOTE 1 DESCRIPTION OF BUSINESS

Patriot Motorcycle Corporation (the “Company”) was formed on October 25, 1999 in the state of California. In August 2004, Patriot Motorcycle commenced distribution of dirt bike motorcycles and ATVs manufactured in China to the Company’s specifications.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the securities and exchange commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year. For further information, refer to the financial statements and footnotes for the year ended September 30, 2004 included in the Company’s form 10-KSB.

Going Concern

The Company’s financial statements for the year ended September 30, 2005 had a going concern uncertainty in its auditor’s report. The Company incurred a net loss of $669,455 and a negative cash flow from operating activities of $907,096 for the three months ended December 31, 2004, and had an accumulated deficit of $3,713,700 at December 31, 2004. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon it achieving profitability and generating sufficient cash flows to meet its obligations as they come due. Management believes that its plan to diversify and to control its overhead will enable it to achieve profitability. Management is also pursuing additional capital financing. However, if the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity, and financial condition. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s cash requirements over the next 12 months are expected to include expenditures in connection with: (i) increasing investment in research and development, (ii) hiring additional personnel, if and as necessary; and (iii) implementing an integrated accounting software package. At December 31, 2004, the Company had $169,853 in cash and cash equivalents. The Company believes that its current cash and cash equivalents on hand and cash expected to be generated from operations will be sufficient to finance anticipated capital and operating requirements for at least the next 12 months. The Company feels slower growth expectations would require fewer capital expenditures and fewer research and development investments.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Patriot Manufacturing Corporation. Inter-company accounts, transactions and balances have been eliminated in consolidation.

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

Accounts Receivable

The Company evaluates the collectibility of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding. The allowance for doubtful accounts and returns and discounts is established through a provision for returns and discounts charged against sales. Receivables are charged off against the allowance when payments are received or products returned. The allowance for doubtful accounts and returns and discounts as of December 30, 2004 and at September 30, 2004 was $0.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. The following is a summary of inventory by component at December 31, 2004 and September 30, 2004:

	December 31, 2004	September 30, 2004
Motorcycles & ATVs	$605,716	$57,195

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

Net Loss per Share

Basic earnings (loss) per common share (“EPS”) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS plus any potentially dilutive shares). As of December 31, 2004 and September 30, 2004, the Company had granted stock options and warrants for 650,775 and 569,550, respectively, shares of common stock that are potentially dilutive common shares but are not included in the computation of loss per share because their effect would be antidilutive.

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had $111,208 in excess of the $100,000 FDIC limit at December 31, 2004. Accounts receivable to three customers equaled 87% of gross receivables at December 31, 2004.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FAS No. 133 and 140,” which addresses the application of SFAS 133 to beneficial interests in securitized financial assets. SFAS 155 will become effective in 2007. SFAS 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or hybrid instruments containing embedded derivatives that would require bifurcation. The FASB has proposed to amend SFAS 155 that, if approved, would exempt securitized interest that only contain embedded derivatives linked to prepayment risk of the underlying assets and where the investor does not control acceleration of settlement. The Company will adopt SFAS 155 in fiscal 2006 and its adoption is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning July 1, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of prior year misstatements should be considered in quantifying a current year misstatement for the purpose of a materiality assessment. The provisions of SAB 108 will be effective for the Company for the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of applying SAB 108 but does not believe that the application of SAB 108 will have a material effect on its financial position and results of operations.

NOTE 3-PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	December 31, 2004	September 30, 2004
Computer equipment	$14,897	$—
Office furniture and equipment	13,511	—

	28,408	—
Accumulated depreciation	973	—

Property & Equipment, net	$27,435	$—

Depreciation expense for the three months ended December 31, 2004 and 2003 was $973 and $0, respectively.

NOTE 4 NOTE PAYABLE

During the year ended September 30, 2002, the Company entered into a note payable of $50,000 with an unrelated party, secured by the personal guarantee of the Company’s CEO, bearing interest at 12% per annum, with monthly payments of $5,000 through February 15, 2003. The note was in default for the $25,000 unpaid balance as of December 31, 2004, and was paid in full in November 2005.

NOTE 5 SHAREHOLDERS’ EQUITY

From October through December 2004, the Company issued 327,736 shares of its common stock at a price of $1.50 per share for consideration of $444,850 (net of commissions) pursuant to a limited private placement. Warrants to purchase 81,225 shares of common stock at $3.50 per share were issued in conjunction with these transactions (see Note 6).

During November 2004, the Company issued 33,350 shares of its common stock at a price of $.75 per share for consideration of $25,000 pursuant to a limited private placement.

In June 2004, the Company agreed to issue to its President and to its President of Sales and Marketing an aggregate of 200,000 shares of common stock for services to be rendered from July 2004 to June 2005. On October 1, 2004, the Company issued of 50,000 of these shares and recorded compensation of $142,500 based upon the closing price of the shares on the date issued.

NOTE 6 STOCK WARRANTS

In conjunction with the issuance of stock pursuant to limited private placements, the Company issued warrants to purchase 81,225 shares of common stock. The warrants expire in two years. The following table summarizes the warrant activity for the three months ended December 31, 2004:

	Shares	Weighted Average Exercise Price
Warrants granted in fiscal 2004	269,550	$1.47
Warrants granted in three months ended December 31, 2004	81,225	3.50

Balance, December 31, 2004	350,775	$1.94

	Outstanding			Exercisable
Weighted Exercise Price Range	Number of Warrants	Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number of Warrants	Weighted Average Exercise price
$1.25	243,750	1.83	$1.25	243,750	$1.25
$3.50	107,025	1.83	$3.50	107,025	$3.50

NOTE 7 RELATED PARTY TRANSACTIONS

During the year ended September 30, 2004, the Company advanced $99,867 to its CEO. On December 15, 2004, the CEO deposited $312,000 with the Company in repayment of the advances and to provide the Company with needed working capital funds. The Company is aware that the advances to its CEO may be a violation of Sarbanes-Oxley Act of 2002.

During the three months ended December 31, 2004, the Company paid finder’s fees of $11,850 to the spouse of the Vice President in connection with the sale of common stock raising proceeds of $ 118,500.

NOTE 8 COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company may be involved in legal proceedings incidental to its business. The Company believes that pending actions, individually and in the aggregate, will not have a material adverse effect on its financial condition, results of operations or cash flows, and that adequate provision has been made for the resolution of such actions and proceedings.

NOTE 9 SUBSEQUENT EVENTS

Operating Lease Obligations

The Company’s San Clemente operations are currently conducted at a leased facility under three non-cancelable operating leases that expire in 2007 with an automatic two-year extension to 2009. The leases provide that property taxes, insurance, and maintenance expenses are the responsibility of the Company. The leases, for a total of 21,854 square feet, are for $20,013 per month. In addition, the Company leased a 14,726 square foot facility in Hemet, California under a two year lease expiring on March 15, 2008 for $9,000 per month with an automatic one-year extension to March 2009 with an increase in rent to $10,000 per month. The Company also leases a facility in Scottsdale, Arizona on a month-to-month basis for $6,000 per month through September 2005, then 2 units at $10,500 per month. The Company also has a copier lease with monthly payments of $319 with a term of 5 years.

Issuance of Stock

From January 2005 through December 31, 2006, the Company issued 3,175,720 shares of stock sold for prices ranging from $1.50 to $4.00, which included warrants for 944,638 shares at prices ranging from $3.50 to $9.00 per share, and 227,992 shares for services to various individuals, including 25,000 shares to the President of Sales & Marketing.

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

Trademark Infringement Lawsuit

On October 12, 2005, the Company was named in a trademark infringement lawsuit by Yamaha Motor Co. Ltd. A settlement was reached with Yamaha on November 17, 2005. The most significant effect of the settlement was the Company’s agreement to discontinue use of the Yamoto brand and abandon the web domain names, incurring an impairment write-down of intangible assets of $97,660. Shortly thereafter, the Company’s line of dirt bikes and ATVs was rebranded Patriot OffRoad™.

Decrease in sales

As a result of the need to rebrand the off-road products and lack of support from the manufacturer, sales in the 4th quarter of fiscal 2006 decreased significantly. The Company is currently evaluating alternate products expected to be brought to market in Spring 2007. Also as part of the product revaluation, in August 2006 the Company wrote down the value of the off-road inventory by approximately $225,000 to the then current market value.

Purchase of vehicle

In November 2005, the Company purchased from a dealer a motor home previously owned by its Vice President to be used for support of the film crew of Patriot Productions and marketing departments. Terms of the purchase were the assumption of the existing installment note due in payments of $1,872 per month.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presentation of Management’s Discussion and Analysis of Financial Condition has been prepared by internal management and should be read in conjunction with the Financial Statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-QSB. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that involve risks and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing. One generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof, or variations thereon, or similar terminology. These statements include statements regarding our intent, belief or current expectations, and those of members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us throughout this Report, as well as in our other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of any future activities will not differ materially from our assumptions.

General

Patriot Motorcycle Corporation (“us”, “we”, “our”, or the “Company”) was incorporated on October 25, 1999 under the laws of the State of California as “Patriot Manufacturing Corporation.” On May 21, 2001, we closed a reverse merger under a Share Exchange Agreement with Royal Financial Corporation (“Royal”), a publicly reporting company, pursuant to which we exchanged all of our then issued and outstanding capital common stock and received, as consideration, 84% of the issued and outstanding capital common stock of Royal (the “Transaction”). As a result of this Transaction, we became a wholly-owned subsidiary of Royal. The Transaction resulted in a change of control of our Company, and accordingly, was accounted for as a recapitalization. Although Royal is deemed our legal acquirer, we are deemed the accounting acquirer and our historical results of operation prior to the Transaction, are the historical results of operation of the resultant public Company. Subsequently, in 2001, Royal changed its name to Patriot Motorcycle Corporation.

We are currently engaged in the business of building identity, marketing, selling and servicing Chinese manufactured lines of off-road motorcycles, all-terrain vehicles (“ATV’s”), watercraft and other motorized products. In August 2004, we commenced the commercial distribution of dirt bike motorcycles and ATVs manufactured in China to our specifications. Our mission is “to be the first to build brand identity, market, sell and service a high-quality Chinese-manufactured line of off-road motorcycles, all-terrain vehicles, watercraft and other motorized products with the purpose of ‘bringing affordable family fun to our customers.’” We distribute a moderately priced line of dirt bike motorcycles and ATVs for families and other entry-level consumers. Presently, we are working to establish a domestic dealer organization and a follow-on international dealer organization through which we intend to commercially sell and distribute our products. We also intend to introduce new branded products and accessories such as street bikes, watercraft, marine engines, power generators and specialty clothing.

Plan of Operation

Prior to August 2004, we were not engaged in any commercial sale or distribution of our products, as our primary business objective was to raise initial operating capital, and identify a product which could be marketed profitably. Accordingly, we have no comparable sales, cost of sales, and gross profits against which we can compare our results of operations for the period covered by this Quarterly Report.

In September 2004, we commenced the sale and distribution of off-road dirt bikes and ATVs under the brand name Yamoto™. Our management believes that the establishment of a network of dealers serving a broad range of markets will be essential to the commercial success of our off-road products. Accordingly, over the next twelve months following the end of the period covered by this report, December 31, 2004, our Management focused our efforts on establishing a network of domestic dealers through which we intend to market and distribute our products. As a result of these efforts, as of the date of the filing of this Quarterly Report, approximately 400 domestic dealers have enlisted in our dealer network.

In addition to the establishment of a dealer network, our Management has focused its efforts on establishing business relationships with the manufacturer of our Yamoto™ and other products, as well as seeking financing to fund our working capital needs. To this end, in December 2004, we closed a private placement of restricted shares of our common stock pursuant to which we issued 327,736 restricted shares of our common stock at a purchase price of $1.50 per share and 33,350 shares at $.75 per share, or an aggregate purchase price of $469,850 (net of commissions).

RESULTS OF OPERATIONS

As discussed above, we did not commence commercial sale and distribution of any of our products until September 2004. Accordingly, we did not have any sales, cost of sales, and gross profits from operations in our fiscal year 2004 against which we can now compare our results of operation for the three month period ended December 31, 2004.

For the Three Months Ended
	December 31, 2004		December 31, 2003
Net Sales	$942,972	100.00%	$—	0.00%
Cost of Sales	881,387	93.47%	—	0.00%

Gross Profits	61,585	6.53%	—	0.00%

Operating Expenses
Selling Expenses	132,240	14.02%	—	0.00%
General and Administrative Expenses	598,800	63.50%	—	0.00%

Total Operating Expenses	731,040	77.52%	—	0.00%

Net Loss	$(669,455)	-70.99%	$—	0.00%

For the three months ended December 31, 2004, we had sales of $942,972 which was primarily attributable to sales of both bikes and ATVs in the ordinary course of business. Cost of sales approximated 93.5%, generating a gross margin of $61,585 or 6.5%.

Operating expenses for three months ended December 31, 2004 included selling costs of $132,240, for the purpose of developing an advertising and marketing program to attract viable dealers, and administrative expenses of $598,800, for payroll to build a sales, warehouse and administrative staff capable of supporting the level of sales anticipated within the next 12 months, the write off of expenditure for the domain name which was abandoned later in the year, and the expenses associated with the raising of working capital.

Additional general expenditures include facility costs for the office and warehouse, product liability and casualty insurance, and legal and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Our net cash position was $169,853 at December 31, 2004 and $378,287 at September 30, 2004. For the three months ended December 31, 2004, $907,096 was used in operating activities. The primary factors contributing to cash flow used in operating activities were net loss of $669,455 and increases in accounts receivable, inventories and prepaid insurance other current assets that totaled $809,106. These contributions were offset in part by increased levels of accounts payable and accrued expenses that added an aggregate of $323,592. For the three months ended December 31, 2003, cash flow used in operating activities amounted to $-0-.

Cash flows used in investing activities amounted to $83,188 included purchases of equipment of $28,408 and additional deposits of $54,780 for the three months ended December 31, 2004. Cash provided by investing activities was $-0-, for the three months ended December 31, 2003.

Cash provided by financing activities resulted from proceeds on a $312,000 loan from a stockholder and from the sale of common stock in the amount of $469,850 for the three months ended December 31, 2004, and totaled $-0- in the three months ended December 31, 2003.

Our cash, cash equivalents and short-term investments totaled $169,853 at December 31, 2004 and $378,287 as of September 30, 2004. The working capital was $387,200 and $323,853 at December 31, 2004 and September 30, 2004, respectively. We believe that our current cash and cash equivalents on hand and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months. We also may utilize cash from time to time to acquire other businesses, technologies or product lines that complement our existing business, although we have no present commitments or agreements to do so.

GOING CONCERN

The Company’s financial statements for the year ended September 30, 2005 had a going concern uncertainty in its auditor’s report. The Company incurred a net loss of $669,455 and a negative cash flow from operating activities of $907,096 for the three months ended December 31, 2004, and had an accumulated deficit of $3,713,700 at December 31, 2004. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon it achieving profitability and generating sufficient cash flows to meet its obligations as they come due. Management believes that its plan to diversify and to control its overhead will enable it to achieve profitability. Management is also pursuing additional capital financing. However, if the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity, and financial condition. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s cash requirements over the next 12 months are expected to include expenditures in connection with: (i) increasing investment in research and development, (ii) hiring additional personnel, if and as necessary; and (iii) implementing an integrated accounting software package. At December 31, 2004, the Company had $169,853 in cash and cash equivalents. The Company believes that its current cash and cash equivalents on hand and cash expected to be generated from operations will be sufficient to finance anticipated capital and operating requirements for at least the next 12 months. The Company feels slower growth expectations would require fewer capital expenditures and fewer research and development investments.

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

Intangible Assets. Intangible assets consist of the Company’s website development and are amortized over their estimated useful lives of five years. Earlier expenditures for domain names of $97,660 after amortization were written off in 2004, and included in general and administrative expenses, as a result of a settlement of a lawsuit which required the Company to abandon related branding of the Yamoto trademark.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FAS No. 133 and 140,” which addresses the application of SFAS 133 to beneficial interests in securitized financial assets. SFAS 155 will become effective in 2007. SFAS 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or hybrid instruments containing embedded derivatives that would require bifurcation. The FASB has proposed to amend SFAS 155 that, if approved, would exempt securitized interest that only contain embedded derivatives linked to prepayment risk of the underlying assets and where the investor does not control acceleration of settlement. The Company will adopt SFAS 155 in fiscal 2006 and its adoption is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning July 1, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of prior year misstatements should be considered in quantifying a current year misstatement for the purpose of a materiality assessment. The provisions of SAB 108 will be effective for the Company for the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of applying SAB 108 but does not believe that the application of SAB 108 will have a material effect on its financial position and results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no debt subject to interest rate fluctuation, nor any activity subject to foreign currency fluctuations.

OFF BALANCE SHEET ARRANGEMENTS

We do not have nor do we maintain any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our investors.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive and Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this

Quarterly Report on Form 10-QSB, December 31, 2004. Based on this evaluation, our Chief Executive and Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are developing a plan to ensure that all information will be recorded, processed, summarized and reported on a timely basis. This plan is dependent, in part, upon reallocation of responsibilities among various personnel, possibly hiring additional personnel and additional funding. It should also be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) Changes in Internal Controls.

During the period covered by the Quarterly Report on Form 10-QSB, there were no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or a publicly reporting company. There are no changes to our existing, pending and known threatened litigation as of the date of this report.

ITEM 2. CHANGES IN SECURITIES

From October through December 2004, the Company issued 327,736 shares of its common stock at a price of $1.50 per share for consideration of $444,850 (net of commissions) pursuant to a limited private placement. Warrants to purchase 81,225 shares of common stock at $3.50 per share were issued in conjunction with these transactions. We believe the issuance of these shares was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

During November 2004, the Company issued 33,350 shares of its common stock at a price of $.75 per share for consideration of $25,000 pursuant to a limited private placement.

In June 2004, we entered into an agreement with our President and President of Sales and Marketing pursuant to which we are obligated to issue up to 200,000 restricted shares of our common stock, of which we issued 50,000 shares in June 2004. These shares were issued as consideration for services to be rendered by our President and our President of Sales and Marketing from July 2004 to September 2004. On October 1, 2004, we issued a second installment of the shares due to our President and President of Sales and Marketing under this Agreement in the aggregate amount of 50,000 restricted common stock shares. At December 31, 2004, total shares issued to our President and President of Sales and Marketing pursuant to this Agreement was 100,000 shares. We believe the issuance of these shares was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the three month period ended December 31, 2004, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any of our indebtedness exceeding 5% of our total assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three month period ended December 31, 2004.

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 12, 2007

PATRIOT MOTORCYCLE CORPORATION

By:	/s/ Michel Attias
Michel Attias
CEO, President and Director

/s/ David M. Gernak
David M. Gernak
CFO and Treasurer