Form 10QSB
period 2005-12-31
PATRIOT MOTORCYCLE CORP
filed 2007-02-02
CIK 1073949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

(Address of principal executive offices) (Zip Code)

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

The number of shares outstanding of each of the registrant’s common stock as of September 30, 2006 was 10,375,719.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

PATRIOT MOTORCYCLE CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PATRIOT MOTORCYCLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2005	September 30, 2005
	(Unaudited)
Assets
Current Assets:
Cash	$376,287	$2,944,086
Due from credit card processor	317,675	191,961
Accounts receivable, net	241,524	321,015
Inventory, net	3,318,402	3,063,706
Advances receivable, related party	330,000	100,000
Advances receivable, escrow trust account	300,000	—
Other current assets	262,145	79,147

Total current assets	5,146,033	6,699,915
Property plant & equipment, net of accumulated depreciation of $86,601 and $44,496 at December 31, 2005 and September 30, 2005, respectively	565,802	490,101
Other Assets:
Deposits	70,749	156,926
Intangible assets, net of accumulated amortization of $3,832 and $700 at December 31, 2005 and September 30, 2005, respectively	58,816	61,948

TOTAL ASSETS	$5,841,400	$7,408,890

Liabilities & Shareholders’ Equity
Current Liabilities:
Note payable	$—	$25,000
Accounts payable and accrued expenses	1,171,958	833,295
Loan payable-shareholder	15,969	26,875

Total current liabilities	1,187,927	885,170

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized, Series A Convertible $2.30 stated value, 400,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized. Issued and outstanding - 10,375,719 shares and 8,868,189 shares at December 31, 2005 and September 30, 2004, respectively	10,376	8,868
Additional paid in capital	13,982,743	8,671,975
Common stock to be issued (1,507,530 shares)	—	5,312,276
Stock subscriptions receivable	(24,643)	(126,727)
Accumulated deficit	(9,315,003)	(7,342,672)

TOTAL SHAREHOLDERS’ EQUITY	4,653,473	6,523,720

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,841,400	$7,408,890

See accompanying notes to condensed consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31
	2005	2004
Net sales	$1,104,677	$942,972

Cost of goods sold	1,123,676	881,387

Gross profit (loss)	(18,999)	61,585

Operating expenses:
Selling	411,860	132,240
General and administrative	1,376,307	598,800
Research and development	165,165	—

Total operating expenses	1,953,332	731,040

Net loss	$(1,972,331)	$(669,455)

Weighted average shares outstanding
Basic and diluted	10,375,719	6,711,555

Loss per share, basic and diluted	$(0.19)	$(0.10)

See accompanying notes to condensed consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three months ended December 31, 2005 (unaudited) and the year ended September 30, 2005

	Common Stock		Additional Paid in Capital	Common Stock to be issued	Stock Subscriptions Receivable	Accumulated Deficit	Total Shareholders’ Equity
	Number of Shares	Amount
Balance, October 1, 2004	6,460,921	$6,461	$3,564,304	$—	$—	$(3,044,245)	$526,520
Net proceeds from issuance of stock	2,029,276	2,029	4,136,331	5,312,276	(126,727)	—	9,323,909
Stock issued for services	277,992	278	571,440	—	—	—	571,718
Stock issued for inventory and fixed asset purchase	100,000	100	399,900	—	—	—	400,000
Net loss	—	—	—	—	—	(4,298,427)	(4,298,427)

Balance, September 30, 2005	8,868,189	8,868	8,671,975	5,312,276	(126,727)	(7,342,672)	6,523,720
Net proceeds from issuance of stock	1,507,530	1,508	5,310,768	(5,312,276)	102,084	—	102,084
Net loss	—	—	—	—	—	(1,972,331)	(1,972,331)

Balance, December 31, 2005 (unaudited)	10,375,719	$10,376	$13,982,743	$—	$(24,643)	$(9,315,003)	$4,653,473

See accompanying notes to condensed consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31
	2005	2004
Cash flows from operating activities:
Net loss	$(1,972,331)	$(669,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,237	6,113
Stock issued for services	—	142,500
Impairment of intangibles	—	97,660
Changes in operating assets and liabilities:
Due from credit card processor	(125,714)	—
Accounts receivable	79,491	(26,436)
Inventory	(254,697)	(548,521)
Other current assets	(182,998)	(234,149)
Accounts payable and accrued expenses	338,663	323,592
Taxes payable	—	1,600

Net cash used in operating activities	(2,072,349)	(907,096)

Cash flows from investing activities:
Decrease (increase) in deposits	86,177	(54,780)
Advances receivable, related party	(230,000)	—
Advances receivable, escrow trust account	(300,000)	—
Purchase of property and equipment	(117,805)	(28,408)

Net cash used in investing activities	(561,628)	(83,188)

Cash flows from financing activities:
Repayment of loan payable	(25,000)	—
Loan from (repayment to) stockholder	(10,906)	312,000
Proceeds from sale of common stock and subscription receivable	102,084	469,850

Net cash provided by financing activities	66,178	781,850

Decrease in cash and cash equivalents	(2,567,799)	(208,434)
Cash and cash equivalents - beginning of period	2,944,086	378,287

Cash and cash equivalents - end of period	$376,287	$169,853

Supplemental cash flow information:
Cash paid for:
Interest	$3,612	$3,604

Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 (UNAUDITED)

NOTE 1 DESCRIPTION OF BUSINESS

Patriot Motorcycle Corporation (the “Company”) was formed on October 25, 1999 in the state of California.

The Company incurred a net loss of $1,972,331 and a negative cash flow from operating activities of $2,072,349 for the three months ended December 31, 2005, and had an accumulated deficit of $9,315,003 at December 31, 2005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon it achieving profitability and generating sufficient cash flows to meet its obligations as they come due. Management believes that its plan to diversify and to control its overhead will enable it to achieve profitability. Management is also pursuing additional capital financing. However, if the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity, and financial condition. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At December 31, 2005, the Company had $376,287 in cash and cash equivalents. We believe that our current cash and cash equivalents on hand and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months. The Company feels slower growth expectations would require fewer capital expenditures and fewer research and development investments.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the securities and exchange commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year. For further information, refer to the financial statements and footnotes for the year ended September 30, 2005 included in the Company’s form 10-KSB

Principles of Consolidation

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

Accounts Receivable

The Company evaluates the collectibility of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding. The allowance for doubtful accounts and returns and discounts is established through a provision for returns and discounts charged against sales. Receivables are charged off against the allowance when payments are received or products returned. The allowance for doubtful accounts and returns and discounts as of December 30, 2005 and at September 30, 2005 was $60,000.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. The following is a summary of inventory by component at December 31, 2005 and September 30, 2005:

	December 31, 2005	September 30, 2005
	(Unaudited)
Finished Goods	$2,462,578	$2,426,355
Work in process	479,741	—
Parts and accessories	600,113	637,351

Total Inventories	3,542,432	3,063,706
Inventory reserve (See Note 6)	(224,030)	—

Total Inventories-net	$3,318,402	$3,063,706

Net Loss per Share

Basic earnings (loss) per common share (“EPS”) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS plus any potentially dilutive shares). As of December 31, 2005, the Company had granted stock options and warrants for 1,821,542 shares of common stock that are potentially dilutive common shares but are not included in the computation of loss per share because their effect would be antidilutive.

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation or Canada Deposit Insurance Corporation up to $100,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had $427,040 in excess of the $100,000 FDIC or CDIC limit at December 31, 2005. Accounts receivable to three customers equaled 89.4% of gross outstanding receivables.

Reclassifications

Certain reclassifications have been made to the 2004 amounts to be consistent with the 2005 presentation with no effect on net income or ending equity.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No.

123R). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees at market value generally resulted in recognition of no compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first annual reporting period that begins after December 15, 2005, for small business issuers. The Company does not currently have a stock option plan in place; therefore we have not quantified the potential effect of adoption of SFAS No. 123R. However, we believe adoption of SFAS No.123R will result in a decrease to our reporting earnings when a stock option plan is implemented.

In February 2006, FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FAS No. 133 and 140,” which addresses the application of SFAS 133 to beneficial interests in securitized financial assets. SFAS 155 will become effective in 2007. SFAS 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or hybrid instruments containing embedded derivatives that would require bifurcation. The FASB has proposed to amend SFAS 155 that, if approved, would exempt securitized interest that only contain embedded derivatives linked to prepayment risk of the underlying assets and where the investor does not control acceleration of settlement. The Company will adopt SFAS 155 in fiscal 2006 and its adoption is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

NOTE 3 NOTE PAYABLE

During the year ended September 30, 2002, the Company entered into a note payable of $50,000 with an unrelated party, secured by the personal guarantee of the Company’s CEO, bearing interest at 12% per annum, with monthly payments of $5,000 through February 15, 2003. The $25,000 balance due on the note was in default as of September 30, 2005, and was paid in full in November 2005.

NOTE 4 RELATED PARTY TRANSACTIONS

In September 2005 and during the period ended December 31, 2005, the Company advanced funds totaling $330,000 to its Vice President of Sales for his use in purchasing the Company’s stock on the open market. The advances may be a violation of Sarbanes-Oxley Act of 2002. Subsequent to December 31, 2005, the Vice President of Sales repaid the balance to the Company. The Company has initiated policies and procedures to prevent this and other weaknesses in the future.

During the year ended September 30, 2004, the Company advanced $99,867 to its CEO. On December 15, 2004, the CEO deposited $312,000 with the Company in repayment of the advances and to provide the Company with needed working capital funds. The Company is aware that the advances to its CEO may be a violation of Sarbanes-Oxley Act of 2002.

In August 2005, the President was terminated. As a condition of the termination, the Company facilitated the acquisition and resale of the President’s 100,000 shares of restricted stock to a number of outside accredited investors. The Company advanced the funds in the amount of $300,000, to an independent third party escrow trust account, and was repaid in full in March 2006.

In November 2005, the Company entered into an agreement to lease a motor home on a month-to-month basis from its Vice President to be used for support of the film crew of Patriot Productions and marketing departments. Terms of the rental are payments of $1,872 per month, and the agreement can be cancelled upon 30 days notice. In October 2006, the agreement was terminated.

NOTE 5 COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may be involved from time to time in various claims, lawsuits, and disputes with third parties or breach of contract actions incidental to the normal course of business operations. The Company is currently not involved in any such litigation or any pending legal proceedings that it believes could have a material adverse effect on the financial position or results of operations. A suit by an investment banker is deemed without merit and is being disputed by the Company; no loss is expected at this time. In conjunction with Patriot’s maintaining its quality standards, Patriot has rejected certain products previously provided by the manufacturer. The Company is in discussion with the manufacturer regarding steps needed to be taken to replace or repair such defective product.

A suit brought about by an investment banker was settled during 2006 for a payment of $30,000.

NOTE 6 SUBSEQUENT EVENTS

Issuance of Stock

From January 2006 through December 31, 2006, the Company issued 40,500 shares of stock sold for $1.25 per share, representing the exercise of warrants.

Decrease in sales

As a result of the need to rebrand the off-road products and lack of support from the manufacturer, sales in the 4th quarter of fiscal 2006 decreased significantly. The Company is currently evaluating alternate products expected to be brought to market in spring 2007. Also as part of the product revaluation, in December 2005 the Company wrote down the value of the off-road inventory by approximately $224,000 to its current market value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. We base these statements on assumptions that we consider reasonable. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in this report. All forward looking statements contained in this Form 10-QSB are qualified in their entirety by the discussion.

General

Patriot Motorcycle Corporation (“us”, “we”, “our”, or the “Company”) was incorporated on October 25, 1999 under the laws of the State of California as “Patriot Manufacturing Corporation.” On May 21, 2001, we closed a reverse merger under a Share Exchange Agreement with Royal Financial Corporation (“Royal”), a publicly reporting company, pursuant to which we exchanged all of our then issued and outstanding capital common stock and received, as consideration, 84% of the issued and outstanding capital common stock of Royal (the “Transaction”). As a result of this Transaction, we became a wholly-owned subsidiary of Royal. The Transaction resulted in a change of control of our Company, and accordingly, was accounted for as a recapitalization. Although Royal is deemed our legal acquirer, we are deemed the accounting acquirer and our historical results of operation prior to the Transaction are the historical results of operation of the resultant public Company. Subsequently, in 2001, Royal changed its name to Patriot Motorcycle Corporation.

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

Plan of Operation

As of December 31, 2005, we manufacture and distribute specialty motorcycles; distribute a moderately priced line of dirt bike motorcycles, ATVs, accessories and specialty clothing for families and other entry-level consumers; and produce the syndicated television program “Steel Dreams™”. Once we have further expanded a domestic, and established an international dealer organization through which we are selling the Patriot OffRoad™ brand of dirt bikes and ATVs, and the specialty motorcycles, we intend to introduce new branded products such as watercraft, marine engines and power generators.

The Company’s focus in the period ended December 31, 2005 has been to seek necessary working capital, and continuing to implement the marketing plan which focuses on dealers and the retail market, through comprehensive print advertising, participation in trade shows and other direct marketing efforts.

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

In 2007, we plan to introduce a personal watercraft (“PWC”), and a line of speedboat powered by an outboard engine including 24’ and 33’ runabouts and 41’ cruisers. We have already developed the prototypes for the cruisers in our Hemet, California development facility.

We are headquartered in San Clemente, California and as of December 31, 2005 have over 50 full-time employees. We outsource our shipping and handling of the dirt bikes and ATVs to FulSource Fulfillment and Logistics in Fremont, California. The vehicles are packed in containers holding approximately 80 units and shipped from China to the Port of Oakland. FulSource accepts and manages all shipments on our behalf and then warehouses the vehicles in its nearby facility. From that point, the products are shipped directly to the dealers across the country, where the final assembly occurs.

RESULTS OF OPERATIONS

For the three months ended December 31, 2005, we had sales of $1,104,677, compared to $942,972 for the three months ended December 31, 2004. This amount is attributable to sales of both off-road products (dirt bikes and ATVs) and street bikes in the ordinary course of business. Cost of sales for the three months ended December 31, 2005 approximated 101.72%, generating a negative gross margin of $18,999 or (1.7%), due to the added cost of rebranding the off-road products. For the three months ended December 31, 2004, sales were $942,972. Gross margin for the three month period ending December 2004 was 6.5%.

	Unaudited
	For the Three Months Ended
	December 31, 2005		December 31, 2004
Net Sales	$1,104,677	100.0%	$942,972	100.0%
Cost of Sales	1,123,676	101.7%	881,387	93.5%

Gross Profits	(18,999)	-1.7%	61,585	6.5%

Operating Expenses:
Selling	411,860	37.3%	132,240	14.0%
General & Administrative	1,376,306	124.5%	598,800	63.5%
Research & Development	165,166	15.0%	—	0.0%

Total Operating Expenses	1,953,332	176.8%	731,040	77.5%

Net Loss	$(1,972,331)	-178.5%	$(669,455)	-71.0%

Operating expenses for the three months ended December 31, 2005 included selling costs of $411,860 for the purpose of developing a branding program for the Patriot street bikes, dirt bikes and ATVs. Administrative expenses of $1,376,306 are primarily for payroll to build and train sales, warehouse and administrative staff capable of supporting the level of sales anticipated within the next 12 months, and the expenses to support the staff including facility costs, IT expenditures and administrative services. Additional general expenditures include product liability and casualty insurance and legal and professional fees. Research and development costs were incurred for the development of the marine product line.

LIQUIDITY AND CAPITAL RESOURCES

Our net cash position was $376,287 at December 31, 2005 and $2,944,086 at September 30, 2005. For the three months ended December 31, 2005, cash flows used in operating activities amounted to $2,072,349. The primary factors contributing to cash flow used in operating activities were net loss of $1,972,331 and increases in inventory of $254,696, and other assets by $182,998, offset by decreases in accounts receivable of $79,491 and increases in accounts payable and accrued expenses of $338,663. For the three months ended December 31, 2004, cash flows used in operating activities amounted to $907,096. The primary use of these funds was to build inventory in the amount of $548,521. Also, other current assets increased by $234,149 and accounts receivable increased by $26,436.

Cash used in investing activities amounted to $561,628, most of which was the purchase of property and equipment of $117,805, an advances receivable, escrow trust account of $300,000, and an advances receivable, related party of $230,000 during the three months ended December 31, 2005. Cash used in investing activities resulted from purchases of equipment of $28,408 and additional deposits of $54,780 for the three months ended December 31, 2004.

Cash provided from financing activities for the three months ended December 31, 2005 was from the proceeds of stock subscriptions receivable from sales during the prior year, offset by repayments to a stockholder of $10,906 and a loan payable of $50,000. Cash provided by financing activities were from the sale of common stock in the amount of $469,850 and proceeds on a loan from stockholder of $312,000 for the three months ended December 31, 2004.

Our cash, cash equivalents and short-term investments totaled $376,287 at December 31, 2005 and $2,944,086 as of September 30, 2005. The working capital was $3,958,106 and $5,814,745 at December 31, 2005 and September 30, 2005, respectively. We believe that our current cash and cash equivalents on hand and cash we expect to generate from operations will be insufficient to finance our anticipated capital and operating requirements for at least the next 12 months and are in the process of arranging for additional capital contributions. We also may utilize cash from time to time to acquire other businesses, technologies or product lines that complement our existing business, although we have no present commitments or agreements to do so.

GOING CONCERN

The Company’s financial statements for the year ended September 30, 2005 had a going concern uncertainty in its auditor’s report. The Company incurred a net loss of $1,972,331 and a negative cash flow from operating activities of $2,072,349 for the three months ended December 31, 2005, and had an accumulated deficit of $9,315,003 at December 31, 2005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon it achieving profitability and generating sufficient cash flows to meet its obligations as they come due. Management believes that its plan to diversify and to control its overhead will enable it to achieve profitability. Management is also pursuing additional capital financing. However, if the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity, and financial condition. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s cash requirements over the next 12 months are expected to include expenditures in connection with: (i) increasing investment in research and development, (ii) hiring additional personnel, if and as necessary; and (iii) implementing an integrated accounting software package. At December 31, 2005, the Company had $376,287 in cash and cash equivalents. The Company believes that its current cash and cash equivalents on hand and cash expected to be generated from operations will be sufficient to finance anticipated capital and operating requirements for at least the next 12 months. The Company feels slower growth expectations would require fewer capital expenditures and fewer research and development investments.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees at market value generally resulted in recognition of no compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first annual reporting period that begins after December 15, 2005, for small business issuers. The Company does not currently have a stock option plan in place; therefore we have not quantified the potential effect of adoption of SFAS No. 123R. However, we believe adoption of SFAS No.123R will result in a decrease to our reporting earnings when a stock option plan in implemented.

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FAS No. 133 and 140,” which addresses the application of SFAS 133 to beneficial interests in securitized financial assets. SFAS 155 will become effective in 2007. SFAS 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or hybrid instruments containing embedded derivatives that would require bifurcation. The FASB has proposed to amend SFAS 155 that, if approved, would exempt securitized interest that only contain embedded derivatives linked to prepayment risk of the underlying assets and where the investor does not control acceleration of settlement. The Company will adopt SFAS 155 in fiscal 2006 and its adoption is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive and Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB, December 31, 2005. Based on this evaluation, our Chief Executive and Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are developing a plan to ensure that all information will be recorded, processed, summarized and reported on a timely basis. This plan is dependent, in part, upon reallocation of responsibilities among various personnel, possibly hiring additional personnel and additional funding. It should also be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) Changes in Internal Controls.

During the period covered by the Quarterly Report on Form 10-QSB, there were no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings relating to claims arising out of operations in the normal course of business, as well as claims arising from our status as an issuer of securities and/or a publicly reporting company. There were no changes to our existing, pending and known threatened litigation as of the date of this report.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the three month period ended December 31, 2005, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any of our indebtedness exceeding 5% of our total assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three month period ended December 31, 2005.

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

January 26, 2007

PATRIOT MOTORCYCLE CORPORATION

By:	/s/ Michel Attias
Michel Attias
CEO, President and Director

/s/ David M. Gernak
David M. Gernak
CFO and Treasurer