Form 10QSB
period 2005-03-31
PATRIOT MOTORCYCLE CORP
filed 2007-02-09
CIK 1073949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PATRIOT MOTORCYCLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	September 30, 2004
	(Unaudited)
Assets
Current Assets:
Cash	$1,459,382	$378,287
Due from credit card processor	35,250	—
Accounts receivable	332,743	—
Inventory	1,244,828	57,195
Other current assets	246,768	43,542

Total current assets	3,318,971	479,024

Property Plant & Equipment, net of accumulated depreciation of $ 2,921 and $ 0 at March 31, 2005 and September 30, 2004, respectively	75,798	—

Other Assets:
Deposits	83,163	—
Loan Receivable-shareholder/officer	—	99,867
Intangible assets	—	102,800

TOTAL ASSETS	$3,477,932	$681,691

Liabilities & Shareholders’ Equity
Current Liabilities:
Notes payable	$25,000	$25,000
Accounts payable and accrued expenses	305,490	120,857
Loan Payable-shareholder	133,102	—
Income taxes payable	10,914	9,314

Total current liabilities	474,506	155,171

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized, Series A Convertible $2.30 stated value, 400,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value, authorized - 50,000,000 shares, outstanding - 8,519,339 shares and 6,460,921 shares at March 31, 2005 and September 30, 2004, respectively	8,519	6,461
Additional paid in capital	7,446,043	3,564,304
Stock subscriptions receivable	(25,500)	—
Accumulated deficit	(4,425,636)	(3,044,245)

TOTAL SHAREHOLDERS’ EQUITY	3,003,426	526,520

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,477,932	$681,691

See accompanying notes to condensed consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31		Six months ended March 31
	2005	2004	2005	2004
Net Sales	$830,989	$—	$1,774,061	$—
Cost of Goods Sold	638,207	—	1,519,594	—

Gross Profit	192,782	—	254,467	—

Operating Expenses:
Selling	184,020	—	316,260	—
General & Administrative	720,798	—	1,319,598	—

Total Operating Expenses	904,818	—	1,635,858	—

NET LOSS	$(712,036)	$—	$(1,381,391)	$—

Weighted Average Shares Outstanding
Basic And Diluted	7,636,066	4,893,425	7,168,730	4,893,425

Loss per share, basic and diluted	$(0.09)	$—	$(0.19)	$—

See accompanying notes to condensed consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the six months ended March 31, 2005 (unaudited) and the year ended September 30 , 2004

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Stock Subscriptions Receivable	Accumulated Deficit	Total Shareholders’ Equity (Deficiency)
Balance, October 1, 2003	4,893,425	$4,893	$2,123,271	$—	$(2,207,435)	$(79,271)
Net proceeds from issuance of stock	1,237,996	1,238	887,563	—	—	888,801
Stock issued for services	295,000	295	470,705	—	—	471,000
Stock issued for domain name	34,500	35	82,765	—	—	82,800
Net loss	—	—	—	—	(836,810)	(836,810)

Balance, September 30, 2004	6,460,921	6,461	3,564,304	—	(3,044,245)	526,520
Net proceeds from issuance of stock	1,870,476	1,870	3,567,560	(25,500)	—	3,543,930
Stock issued for services	187,942	188	314,179	—	—	314,367
Net loss	—	—	—	—	(1,381,391)	(1,381,391)

Balance, March 31, 2005 (unaudited)	8,519,339	$8,519	$7,446,043	$(25,500)	$(4,425,636)	$3,003,426

See accompanying notes to condensed consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,381,391)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,561	—
Stock issued for services	314,367	—
Impairment of intangibles	97,660	—
Changes in operating assets and liabilities:
Due from credit card processor	(35,250)	—
Accounts receivable	(332,743)	—
Inventory	(1,187,633)	—
Other current assets	(203,226)	—
Accounts payable and accrued expenses	184,633	—
Taxes payable	1,600	—

Net cash used in operating activities	(2,528,422)	—

Cash flows from investing activities:
Expenditure for intangible asset	(5,500)	—
Increase in deposits	(83,163)	—
Purchase of property and equipment	(78,719)	—

Net cash used in investing activities	(167,382)	—

Cash flows from financing activities:
Loan from stockholder, net of repayments	232,969	—
Proceeds from sale of common stock	3,543,930	—

Net cash provided by financing activities	3,776,899	—

Increase in cash and cash equivalents	1,081,095	—

Cash and cash equivalents - beginning of period	378,287	—

Cash and cash equivalents - end of period	$1,459,382	$—

Supplemental cash flow Information:
Cash paid for:
Interest	$9,009	$—

Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2005 (UNAUDITED)

NOTE 1 DESCRIPTION OF BUSINESS

Patriot Motorcycle Corporation (the “Company”) was formed on October 25, 1999 in the state of California.

The Company incurred a net loss of $1,381,391 and a negative cash flow from operating activities of $2,528,422 for the six months ended March 31, 2005, and had an accumulated deficit of $4,425,636 at March 31, 2005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon it achieving profitability and generating sufficient cash flows to meet its obligations as they come due. Management believes that its plan to diversify and to control its overhead will enable it to achieve profitability. Management is also pursuing additional capital financing. However, if the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity, and financial condition. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At March 31, 2005, the Company had $1,459,382 in cash and cash equivalents. We believe that our current cash and cash equivalents on hand and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months. The Company feels slower growth expectations would require fewer capital expenditures and fewer research and development investments.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year. For further information, refer to the financial statements and footnotes for the year ended September 30, 2004 included in the Company’s form 10-KSB

Principles of Consolidation

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

Accounts Receivable

The Company evaluates the collectibility of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding. The allowance for doubtful accounts and returns and discounts is established through a provision for returns and discounts charged against sales. Receivables are charged off against the allowance when payments are received or products returned. The allowance for doubtful accounts and returns and discounts as of March 31, 2005 and at September 30, 2004 was $-0-.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. The following is a summary of inventory by component at March 31, 2005 and September 30, 2004:

	March 31, 2005	September 30, 2004
	(Unaudited)
Finished Goods	$1,211,000	$57,195
Parts and accessories	33,828	—

Total Inventories	$1,244,828	$57,195

Net Loss per Share

Basic earnings (loss) per common share (“EPS”) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS plus any potentially dilutive shares). As of March 31, 2005, the Company had granted stock options for 300,000 shares of common stock and warrants for 894,710 shares of common stock that are potentially dilutive common shares but are not included in the computation of loss per share because their effect would be antidilutive.

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had $1,470,952 in excess of the $100,000 FDIC limit at March 31, 2005. Accounts receivable to two customers equaled 25% of gross outstanding receivables at March 31, 2005.

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

NOTE 3 NOTE PAYABLE

During the year ended September 30, 2002, the Company entered into a note payable of $50,000 with an unrelated party, secured by the personal guarantee of the Company’s CEO, bearing interest at 12% per annum, with monthly payments of $5,000 through February 15, 2003. The note was in default as of March 31, 2005, and was fully paid in November 2005.

NOTE 4 SHAREHOLDERS’ EQUITY

From October 2004 through February 2005, the Company issued 1,099,245 shares of its common stock at a price of $1.50 per share for consideration of $1,511,625 (net of commissions) pursuant to a limited private placement. Warrants to purchase 268,813 shares of common stock at $3.50 per share were issued in conjunction with these transactions (see Note 5). No value has been recorded in relation to these warrants.

During November 2004, the Company issued 33,350 shares of its common stock at a price of $.75 per share for consideration of $25,000 pursuant to a limited private placement.

In February and March 2005, the Company issued 709,506 shares of its common stock at a price of $3.00 per share for consideration of $1,930,655 (net of commissions) pursuant to a limited private placement. Warrants to purchase 131,549 shares of common stock at $6.50 per share were issued in conjunction with these transactions (see Note 5). No value has been recorded in relation to these warrants.

In March 2005, the Company issued 28,375 shares of its common stock at a price of $4.00 per share for consideration of $102,150 (net of commissions) pursuant to a limited private placement. Warrants to purchase 4,256 shares of common stock at $9.00 per share were issued in conjunction with these transactions (see Note 5). No value has been recorded in relation to these warrants.

During the six months ended March 31, 2005, the Company issued 187,942 shares of its common stock to six individuals unrelated to the Company for providing services to the Company having a fair value of $314,367. Warrants to purchase 220,542 shares of common stock at $2.50 to $3.50 per share were issued in conjunction with these transactions. No value has been recorded in relation to these warrants (see Note 5).

NOTE 5 STOCK WARRANTS

In conjunction with the issuances of stock for cash and services, the Company issued warrants to purchase 894,710 shares of common stock. The warrants expire in two years. No value has been recorded in relation to these warrants. The following table summarizes the warrant activity for the six months ended March 31, 2005:

Warrants granted in fiscal 2004	269,550	$1.47
Warrants granted in six months ended March 2005	625,160	3.97

Balance, March 31, 2005	894,710	$3.22

	Outstanding		Exercisable
Range of exercise price	Number of Warrants	Average Remaining Contractual Life (years)	Number of Warrants	Weighted Average
$1.25	244,875	1.33	244,875	$1.25
$2.50	200,000	1.75	200,000	$2.50
$3.50-4.25	289,029	1.67	289,029	$3.52
$6.50	156,550	1.92	156,550	$6.50
$9.00	4,256	1.96	4,256	$9.00

NOTE 6 RELATED PARTY TRANSACTIONS

During the year ended September 30, 2004, the Company advanced $99,867 to its CEO. On December 15, 2004, the CEO deposited $312,000 with the Company in repayment of the advances and to provide the Company with needed working capital funds. The Company is aware that the advances to its CEO were a violation of Sarbanes-Oxley Act of 2002, and has taken steps to prevent violations in the future.

In June 2004, the Company agreed to issue to its President and to its President of Sales and Marketing an aggregate of 200,000 shares of common stock for services to be rendered from July 2004 to June 2005. On October 1, 2004 and January 1, 2005, the Company issued 50,000 shares for services, respectively, and recorded compensation of $277,500 related to these shares based on the closing price of the stock on the dates issued.

During the six months ended March 31, 2005, the Company paid finder’s fees of $129,350 to the spouse of the Vice President in connection with the sale of common stock raising proceeds of $1,293,500.

NOTE 7 COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may be involved from time to time in various claims, lawsuits, and disputes with third parties or breach of contract actions incidental to the normal course of business operations. Except for the lawsuit discussed in Note 8, the Company is currently not involved in any other litigation or any pending legal proceedings that it believes could have a material adverse effect on the financial position or results of operations. (See Note 8 with regard to subsequent trademark infringement lawsuit). A suit by an investment banker is deemed without merit and is being disputed by the Company; no loss is expected at this time. In conjunction with Patriot’s maintaining its quality standards, Patriot has rejected certain products previously provided by the manufacturer. The Company is in discussion with the manufacturer regarding steps needed to be taken to replace or repair such defective product.

The suit brought about by an investment banker was settled during 2006 for a payment of $30,000.

NOTE 8 SUBSEQUENT EVENTS

Issuance of Stock

From April 2005 through December 31, 2006, the Company issued 158,800 shares of stock sold for $4.00 per share and 96,050 shares for services to various individuals, including 25,000 shares to the President of Sales & Marketing.

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

Trademark Infringement Lawsuit

In October 2006, the Company was served with a lawsuit alleging trademark infringement. As a result of a settlement of a lawsuit, the Company agreed to abandon related branding of the Yamoto trademark. Earlier expenditures for domain names of $97,660 after amortization of $10,640 were written off during the six months ended March 31, 2005, and are in 2004, and included in general and administrative expenses as impairment losses.

Related Party Transactions

In August 2005, the President was terminated. As a condition of the termination, the Company facilitated the acquisition and resale of the President’s 100,000 shares of restricted stock to a number of outside accredited investors. The Company advanced the funds in the amount of $300,000, to an independent third party escrow trust account, and was repaid in full in March 2006.

From September 2005 to December, 2005, the Company advanced funds totaling $330,000 to its Vice President of Sales for his use in purchasing the Company’s stock on the open market. The advances may be a violation of Sarbanes-Oxley Act of 2002. Subsequent to December 31, 2005, the Vice President of Sales repaid the balance to the Company. The Company has initiated policies and procedures to prevent this and other weaknesses in the future.

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

General

Patriot Motorcycle Corporation (“us”, “we”, “our”, or the “Company”) was incorporated on October 25, 1999 under the laws of the State of California as “Patriot Manufacturing Corporation.” On May 21, 2001, we closed a reverse merger under a Share Exchange Agreement with Royal Financial Corporation (“Royal”), a publicly reporting company pursuant to which we exchanged all of our then issued and outstanding capital common stock, and received, as consideration, 84% of the issued and outstanding capital common stock of Royal (the “Transaction”). As a result of this Transaction, we became a wholly-owned subsidiary of Royal. The Transaction resulted in a change of control of our Company, and accordingly, was accounted for as a recapitalization. Although Royal is deemed our legal acquirer, we are deemed the accounting acquirer and our historical results of operation prior to the Transaction are the historical results of operation of the resultant public Company. Subsequently, in 2001, Royal changed its name to Patriot Motorcycle Corporation.

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

In September 2004, we commenced the sale and distribution of off-road dirt bikes and ATVs under the brand name Yamoto™. Our management believes that the establishment of a network of dealers serving a broad range of markets will be essential to the commercial success of our off-road products. Accordingly, over the next twelve months following the end of the period covered by this report, March 31, 2005, our Management focused our efforts on establishing a network of domestic dealers through which we intend to market and distribute our products. As a result of these efforts, as of the date of the filing of this Quarterly Report, approximately 450 domestic dealers have enlisted in our dealer network.

In addition to the establishment of a dealer network, our Management has focused its efforts on establishing business relationships with the manufacturer of our Yamoto™ and other products, as well as seeking financing to fund our working capital needs. To this end, during the six months ended March 31, 2005, we closed the private placement of restricted shares of our common stock pursuant to which we issued 1,870,476 restricted shares of our common stock at purchase prices of $1.50 to $4.00 per share, at an aggregate purchase price of $3,569,430 (net of commissions).

RESULTS OF OPERATIONS

For the three months ended March 31, 2005, we had sales of $830,989, compared to $-0- for the three months ended March 31, 2004. This amount is primarily attributable to sales of both dirt bikes and ATVs in the ordinary course of business. The 11.9% decrease from the first quarter is a result of the seasonality subsequent to the end of the holiday consumer purchasing. Cost of sales approximated 76.8%, generating a gross margin of $192,782 or 23.2%. For the six months ended March 31, 2005, sales were $1,774,061 compared to $-0- for the six months ended March 31, 2004. Gross margin for the six month period ending March 2005 was 14.3%.

	Unaudited
	For the Three Months Ended				For the Six Months Ended
	March 31, 2005		March 31, 2004		March 31, 2005		March 30, 2004
Net Sales	$830,989	100.0%	$—	0.00%	$1,774,061	100.0%	$—	0.00%
Cost of Sales	638,207	76.8%	—	0.00%	1,519,594	85.7%	—	0.00%

Gross Profits	192,782	23.2%	—	0.00%	254,467	14.3%	—	0.00%

Operating Expenses
Selling Expenses	184,020	22.1%	—	0.00%	316,260	17.8%	—	0.00%
General and Administrative Expenses	720,798	86.8%	—	0.00%	1,319,598	74.4%	—	0.00%

Total Operating Expenses	904,818	108.9%	—	0.00%	1,635,858	92.2%	—	0.00%

Net Loss	$(712,036)	-85.7%	$—	0.00%	$(1,381,391)	-77.9%	$—	0.00%

Operating expenses for the three months ended March 31, 2005 included selling costs of $184,020 for the purpose of developing a branding program for the Patriot dirt bikes and ATVs. Administrative expenses of $720,438 are primarily for payroll to build and train sales, warehouse and administrative staff capable of supporting the level of sales anticipated within the next 12 months, and the expenses to support the staff including facility costs, IT expenditures and administrative services. Additional general expenditures include product liability and casualty insurance and legal and professional fees.

Operating expenses for the six months ended March 31, 2005 included selling costs of $316,260, primarily for the purpose of developing an advertising and marketing program to attract viable dealers. Administrative expenses of $1,319,598 are primarily for payroll to build a sales, warehouse and administrative staff capable of supporting the level of sales anticipated within the next 12 months, the write off of expenditure for the domain name which was abandoned later in the year and the expenses associated with the raising of working capital. Additional general expenditures include facility costs for the office and warehouse, product liability and casualty insurance and legal and professional fees. There were no expenditures for the 2004 period.

LIQUIDITY AND CAPITAL RESOURCES

Our net cash position was $1,459,382 at March 31, 2005 and $378,287 at September 30, 2004. For the six months ended March 31, 2005, cash flows used in operating activities amounted to $2,528,422. The primary use of these funds resulted from the net loss of $1,351,391 and from the increase in accounts receivable of $332,743, funds to build inventory in the amount of $1,187,633 and an increase in other current assets of $203,226. For the six months ended March 31, 2004, cash flow used in operating activities amounted to $-0-.

Cash used in investing activities resulted totaled $167,382, and included an increase in deposits of $83,163 and the purchase of equipment of $ 78,719 for the six months ended March 31, 2005. Cash provided by investing activities was $-0- for the six months ended March 31, 2004.

Cash provided by financing activities included the net proceeds on a loan from a stockholder of $232,969 the sale of common stock in the amount of $3,543,930 for the six months ended March 31, 2005, and totaled $-0- in the six months ended March 31, 2004.

The working capital was $2,844,464 and $323,853 at March 31, 2005 and September 30, 2004, respectively. We believe that our current cash and cash equivalents on hand and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months. We also may utilize cash from time to time to acquire other businesses, technologies or product lines that complement our existing business, although we have no present commitments or agreements to do so.

GOING CONCERN

The Company’s financial statements for the year ended September 30, 2005 had a going concern uncertainty in its auditor’s report. The Company incurred a net loss of $1,381,391 and a negative cash flow from operating activities of $2,528,422 for the six months ended March 31, 2005, and had an accumulated deficit of $4,425,636 at March 31, 2005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon it achieving profitability and generating sufficient cash flows to meet its obligations as they come due. Management believes that its plan to diversify and to control its overhead will enable it to achieve profitability. Management is also pursuing additional capital financing. However, if the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity, and financial condition. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s cash requirements over the next 12 months are expected to include expenditures in connection with: (i) increasing investment in research and development, (ii) hiring additional personnel, if and as necessary; and (iii) implementing an integrated accounting software package. At March 31, 2005, the Company had $1,459,382 in cash and cash equivalents. The Company believes that its current cash and cash equivalents on hand and cash expected to be generated from operations will be sufficient to finance anticipated capital and operating requirements for at least the next 12 months. The Company feels slower growth expectations would require fewer capital expenditures and fewer research and development investments.

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

Machinery and equipment	3 to 5 years
Furniture	5 to10 years
Vehicles	3 years

The straight-line method of depreciation is followed for substantially all assets for financial reporting purposes.

Intangible Assets. Intangible assets consist of the Company’s website development and are amortized over their estimated useful lives of five years. Earlier expenditures for domain names of $97,660 after amortization of $10,640, were impaired and written off during the six months ended March 31, 2005, and included in general and administrative expenses, as a result of a settlement of a lawsuit served on the Company in October, 2005 which required the Company to abandon related branding of the Yamoto trademark.

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

Stock-Based Compensation. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures” (“SFAS 148”)as well as those outlined in SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As permitted by SFAS 148 and SFAS 123, the Company continues to apply the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock issued to Employees” and related interpretations in accounting for the Company’s stock options. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company’s stock at the date of the grant, over the amount an employee must pay to acquire the stock. Stock based awards for non-employees are accounted for at fair value equal to the excess of the estimated fair value of the Company’s stock over the option price using an estimated interest rate to calculate the fair value of the option.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive and Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB, March 31, 2005. Based on this evaluation, our Chief Executive and Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) are ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are developing a plan to ensure that all information will be recorded, processed, summarized and reported on a timely basis. This plan is dependent, in part, upon reallocation of responsibilities among various personnel, possibly hiring additional personnel and additional funding. It should also be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) Changes in Internal Controls.

During the period covered by the Quarterly Report on Form 10-QSB, there were no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company may be involved from time to time in various claims, lawsuits, and disputes with third parties or breach of contract actions incidental to the normal course of business operations. Except for the lawsuit discussed in Note 8 of the financial statements, the Company is currently not involved in any other litigation or any pending legal proceedings that it believes could have a material adverse effect on the financial position or results of operations. (See Note 8 with regard to subsequent trademark infringement lawsuit). A suit by an investment banker is deemed without merit and is being disputed by the Company; no loss is expected at this time. In conjunction with Patriot’s maintaining its quality standards, Patriot has rejected certain products previously provided by the manufacturer. The Company is in discussion with the manufacturer regarding steps needed to be taken to replace or repair such defective product.

The suit brought about by an investment banker was settled during 2006 for a payment of $30,000.

ITEM 2. CHANGES IN SECURITIES

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

In March 2005, the Company issued 28,375 shares of its common stock at a price of $4.00 per share for consideration of $102,150 (net of commissions) pursuant to a limited private placement. Warrants to purchase 4,256 shares of common stock at $9.00 per share were issued in conjunction with these transactions. No value has been recorded in relation to these warrants. We believe the issuance of these shares was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

In June 2004, we entered into an agreement with our President and President of Sales and Marketing pursuant to which we are obligated to issue up to 200,000 restricted shares of our common stock, of which we issued 50,000 shares in June 2004. These shares were issued as consideration for services to be rendered by our President and our President of Sales and Marketing from July 2004 to September 2004. On October 1, 2004 and January 1, 2005, we issued the second and third installments, respectively, of the shares due to our President and our President of Sales and Marketing under this Agreement in the aggregate amount of 50,000 restricted common stock shares. At March 31, 2005, total shares issued to our President and our President of Sales and Marketing pursuant to this Agreement was 150,000 shares. We believe the issuance of these shares was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

During the six months ended March 31, 2005, the Company issued 87,942 shares of its common stock to six individuals unrelated to the Company for providing services to the Company. Warrants to purchase 220,542 shares of common stock at $2.50 to $3.50 per share were issued in conjunction with these transactions. No value has been recorded in relation to these warrants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the three month period ended March 31, 2005, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any of our indebtedness exceeding 5% of our total assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the six month period ended March 31, 2005.

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

February 9, 2007

PATRIOT MOTORCYCLE CORPORATION

By:	/s/ Michel Attias
Michel Attias
CEO, President and Director

/s/ David M. Gernak
David M. Gernak
CFO and Treasurer