Form 10QSB
period 2005-06-30
PATRIOT MOTORCYCLE CORP
filed 2007-02-26
CIK 1073949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

PATRIOT MOTORCYCLE CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

PATRIOT MOTORCYCLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	September 30, 2004
	(Unaudited)
Assets
Current Assets:
Cash	$711,828	$378,287
Due from credit card processor	411,081	—
Accounts receivable	225,282	—
Inventory	1,667,977	57,195
Deposit on inventory purchases	427,449	—
Prepaid expenses	176,106	43,542

Total current assets	3,619,723	479,024
Property Plant & Equipment, net of accumulated depreciation of $ 11,824 and $ 0 at June 30, 2005 and September 30, 2004, respectively	182,445	—
Other Assets:
Deposits	106,909	—
Loan Receivable-shareholder/officer	—	99,867
Intangible assets	6,030	102,800

TOTAL ASSETS	$3,915,107	$681,691

Liabilities & Shareholders’ Equity

Current Liabilities:
Notes payable	$25,000	$25,000
Accounts payable and accrued expenses	538,312	120,857
Customer prepayments	847,972	—
Loan Payable-shareholder	9,602	—
Income taxes payable	10,914	9,314

Total current liabilities	1,431,800	155,171

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized, Series A Convertible $2.30 stated value, 400,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value, Authorized—50,000,000 shares, Outstanding—8,768,189 shares and 6,460,891 shares at June 30, 2005 and September 30, 2004, respectively	8,768	6,461
Additional paid in capital	8,222,146	3,564,304
Stock subscriptions receivable	(28,727)	—
Accumulated deficit	(5,718,880)	(3,044,245)

TOTAL SHAREHOLDERS’ EQUITY	2,483,307	526,520

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,915,107	$681,691

See accompanying notes to condensed consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION AND SUBSIDIARIES

CON DENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30		Nine months ended June 30
	2005	2004	2005	2004
Net Sales	$2,417,556	$—	$4,191,617	$—
Cost of Goods Sold	2,013,702	—	3,533,296	—

Gross Profit	403,854	—	658,321	—

Operating Expenses:
Selling	434,286	9,750	750,546	9,750
General & Administrative	1,262,812	149,417	2,582,410	149,417

Total Operating Expenses	1,697,098	159,167	3,332,956	159,167

NET LOSS	$(1,293,244)	$(159,167)	$(2,674,635)	$(159,167)

Weighted Average Shares Outstanding
Basic And Diluted	8,684,940	4,965,954	7,674,321	4,917,513

Loss per share, basic and diluted	$(0.15)	$(0.03)	$(0.35)	$(0.03)

See accompanying notes to condensed consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the nine months ended June 30, 2005 (unaudited) and the year ended September 30, 2004

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Stock Subscriptions Receivable	Accumulated Deficit	Total Shareholders’ Equity (Deficiency)
Balance, October 1, 2003	4,893,425	$4,893	$2,123,271	$—	$(2,207,435)	$(79,271)
Net proceeds from issuance of stock	1,237,996	1,238	887,563	—	—	888,801
Stock issued for services	295,000	295	470,705	—	—	471,000
Stock issued for domain name	34,500	35	82,765	—	—	82,800
Net loss	—	—	—	—	(836,810)	(836,810)

Balance, September 30, 2004	6,460,921	6,461	3,564,304	—	(3,044,245)	526,520
Net proceeds from issuance of stock	2,029,276	2,029	4,086,403	(28,727)	—	4,059,705
Stock issued for services	277,992	278	571,440	—	—	571,718
Net loss	—	—	—	—	(2,674,635)	(2,674,635)

Balance, June 30, 2005 (unaudited)	8,768,189	$8,768	$8,222,146	$(28,727)	$(5,718,880)	$2,483,307

See accompanying notes to condensed consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,674,635)	$(159,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,464	—
Stock issued for services	571,718	135,000
Impairment of intangibles	97,660	—
Bad debt expense	60,000	—
Changes in operating assets and liabilities:
Due from credit card processor	(411,081)	—
Accounts receivable	(285,282)	—
Inventory	(1,610,782)	—
Deposit on inventory purchases	(427,449)	—
Prepaid expenses	(132,564)	—
Accounts payable and accrued expenses	417,455	5,000
Customer prepayments	847,972	—
Taxes payable	1,600	—

Net cash used in operating activities	(3,522,924)	(19,167)

Cash flows from investing activities:
Increase in deposits	(106,909)	—
Expenditures for intangible assets	(11,530)	—
Purchase of property and equipment	(194,270)	—

Net cash used in investing activities	(312,709)	—

Cash flows from financing activities:
Loan from stockholder and repayment of loan to stockholder	109,469	—
Proceeds from sale of common stock	4,059,705	95,000

Net cash provided by financing activities	4,169,174	95,000

Increase in cash and cash equivalents	333,541	75,833
Cash and cash equivalents - beginning of period	378,287	—

Cash and cash equivalents - end of period	$711,828	$75,833

Supplemental cash flow information:
Cash paid for:
Interest	$14,415	$—

Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

PATRIOT MOTORCYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2005 (UNAUDITED)

NOTE 1 DESCRIPTION OF BUSINESS

Patriot Motorcycle Corporation (the “Company”) was formed on October 25, 1999 in the state of California.

The Company incurred a net loss of $2,674,635 and a negative cash flow from operating activities of $3,522,924 for the nine months ended June 30, 2005, and had an accumulated deficit of $5,718,880 at June 30, 2005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon it achieving profitability and generating sufficient cash flows to meet its obligations as they come due. Management believes that its plan to diversify and to control its overhead will enable it to achieve profitability. Management is also pursuing additional capital financing. However, if the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity, and financial condition. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At June 30, 2005, the Company had $711,828 in cash and cash equivalents. We believe that our current cash and cash equivalents on hand and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months. The Company feels slower growth expectations would require fewer capital expenditures and fewer research and development investments.

NOTE 2 SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable

The Company evaluates the collectibility of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding. The allowance for doubtful accounts and returns and discounts is established through a provision for returns and discounts charged against sales. Receivables are charged off against the allowance when payments are received or products returned. The allowance for doubtful accounts and returns and discounts as of June 30, 2005 and at September 30, 2004 was $60,000 and $-0-, respectively.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. The following is a summary of inventory by component at June 30, 2005 and September 30, 2004:

	March 31, 2005	September 30, 2004
	(Unaudited)
Finished goods	$1,512,316	$57,195
Parts and accessories	155,661	—

Total Inventories	$1,667,977	$57,195

Net Loss per Share

Basic earnings (loss) per common share (“EPS”) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS plus any potentially dilutive shares). As of June 30, 2005, the Company had granted stock options for 300,000 shares of common stock and warrants for 918,530 shares of common stock that are potentially dilutive common shares but are not included in the computation of loss per share because their effect would be antidilutive.

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had $745,537 in excess of the $100,000 FDIC limit at June 30, 2005.

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

NOTE 3 NOTE PAYABLE

During the year ended September 30, 2002, the Company entered into a note payable of $50,000 with an unrelated party, secured by the personal guarantee of the Company’s CEO, bearing interest at 12% per annum, with monthly payments of $5,000 through February 15, 2003. The note was in default as of June 30, 2005, and was fully paid in November 2005.

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

From March 2005 through June 2005, the Company issued 187,175 shares of its common stock at a price of $4.00 per share for consideration of $671,080 (net of commissions) pursuant to a limited private placement. Warrants to purchase 28,076 shares of common stock at $9.00 per share were issued in conjunction with these transactions (see Note 5). No value has been recorded in relation to these warrants.

During the nine months ended June 30, 2005, the Company issued 277,992 shares of its common stock to fourteen individuals unrelated to the Company for providing services to the Company having a fair value of $571,718. Warrants to purchase 220,542 shares of common stock at $2.50 to $3.50 per share were issued in conjunction with these transactions. No value has been recorded in relation to these warrants (see Note 5).

NOTE 5 STOCK WARRANTS

In conjunction with the issuance of stock pursuant to limited private placements, the Company issued warrants to purchase 918,530 shares of common stock. The warrants expire in two years. No value has been recorded in relation to these warrants. The following table summarizes the warrant activity for the nine months ended June 30, 2005:

	Shares	Weighted Average Exercise Price
Warrants granted in fiscal 2004	269,550	$1.46
Warrants granted in fiscal 2005	648,980	$4.16

Balance, June 30, 2005	918,530	$3.37

	Outstanding		Exercisable
Range of exercise price	Number of Warrants	Average Remaining Contractual Life (years)	Number of Options	Weighted Average Exercise Price
$1.25	244,875	1.08	244,875	$1.25
$2.50	200,000	1.50	200,000	$2.50
$3.25-4.25	289,029	1.42	289,029	$3.52
$6.50	156,550	1.67	156,550	$6.50
$9.00	28,076	1.71	28,076	$9.00

NOTE 6 RELATED PARTY TRANSACTIONS

During the year ended September 30, 2004, the Company advanced $99,867 to its CEO. On December 15, 2004, the CEO deposited $312,000 with the Company in repayment of the advances and to provide the Company with needed working capital funds. The Company is aware that the advances to its CEO may be a violation of Sarbanes-Oxley Act of 2002, and has taken steps to prevent violations in the future.

In June 2004, the Company agreed to issue to its President and to its President of Sales and Marketing an aggregate of 200,000 shares of common stock for services to be rendered from July 2004 to June 2005. On October 1, 2004 and January 1, 2005, the Company issued 50,000 shares for services, respectively, and recorded compensation of $277,500 related to these shares based on the closing price of the stock on the dates issued. In May 2005, the Company issued 25,000 shares to the President for services, and recorded compensation of $225,000 related to these shares based on the closing price of the stock on the dates issued.

During the nine months ended June 30, 2005, the Company paid finder’s fees of $170,570 to the spouse of the Vice President in connection with the sale of common stock raising proceeds of $1,705,700.

NOTE 7 COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may be involved from time to time in various claims, lawsuits, and disputes with third parties or breach of contract actions incidental to the normal course of business operations. Except for the lawsuit discussed in Note 8, the Company is currently not involved in any other litigation or any pending legal proceedings that it believes could have a material adverse effect on the financial position or results of operations. (See Note 8 with regard to subsequent trademark infringement lawsuit). A suit by an investment banker was being disputed by the Company and no loss was expected at this time. In conjunction with Patriot’s maintaining its quality standards, Patriot has rejected certain products previously provided by the manufacturer. The Company is in discussion with the manufacturer regarding steps needed to be taken to replace or repair such defective product.

The suit brought about by an investment banker was settled during 2006 for a payment of $30,000.

NOTE 8 SUBSEQUENT EVENTS

Issuance of Stock

From July 2005 through December 31, 2006, the Company issued 1,507,530 shares of stock sold for $4.00 through a private placement.

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

Trademark Infringement Lawsuit

In October 2006, the Company was served with a lawsuit alleging trademark infringement. As a result of a settlement of a lawsuit, the Company agreed to abandon related branding of the Yamoto trademark. Earlier expenditures for domain names of $97,660 after amortization of $10,640 were written off at December 31, 2004, and included in general and administrative expenses as impairment losses.

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

In addition to the establishment of a dealer network, our Management has focused its efforts on establishing business relationships with the manufacturer of our Yamoto™ and other products, as well as seeking financing to fund our working capital needs. To this end, during the nine months ended June 30, 2005, we closed the private placement of restricted shares of our common stock pursuant to which we issued 2,029,276 restricted shares of our common stock at a purchase prices of $1.50 to $4.00 per share, at an aggregate purchase price of $4,138,360 (net of commissions).

RESULTS OF OPERATIONS

For the three months ended June 30, 2005, we had sales of $2,417,556, compared to $-0- for the three months ended June 30, 2004. This amount is primarily attributable to sales of dirt bikes and ATVs, in addition to sales of parts, accessories and apparel. The 290% increase from the second quarter is a result of expanding the dealer network and the seasonality subsequent to the end of the holiday consumer purchasing. Cost of sales approximated 83.3%, generating a gross margin of $403,854 or 16.7%. For the nine months ended June 30, 2005, sales were $4,191,617 compared to $-0- for the nine months ended June 30, 2004. Gross margin for the nine month period ending June 2005 improved to 15.7% from 14.3% at the end of the second quarter.

	Unaudited
	For the Three Months Ended				For the Nine Months Ended
	June 30, 2005		June 30, 2004		June 30, 2005		June 30, 2004
Net Sales	$2,417,556	100.0%	$—	0.0%	$4,191,617	100.0%	$—	0.0%
Cost of Sales	2,013,702	83.3%	—	0.0%	3,533,296	84.3%	—	0.0%

Gross Margin	403,854	16.7%	—	0.0%	658,321	15.7%	—	0.0%

Operating Expenses:
Selling Expenses	434,286	18.0%	9,750	N/A	750,546	17.9%	9,750	N/A
General and Administrative Expenses	1,262,812	52.2%	149,417	N/A	2,582,410	61.6%	149,417	N/A

Total Operating Expenses	1,697,098	70.2%	159,167	N/A	3,332,956	79.5%	159,167	N/A

Net Loss	$(1,293,244)	-53.5%	$(159,167)	N/A	$(2,674,635)	-63.8%	$(159,167)	N/A

Operating expenses for the three months ended June 30, 2005 included selling costs of $434,286 for the purpose of developing a branding program for the Patriot dirt bikes and ATVs. Administrative expenses of $1,262,812 are primarily for payroll to build and train sales, warehouse and administrative staff capable of supporting the level of sales anticipated within the next 12 months, and the expenses to support the staff including facility costs, IT expenditures and administrative services. Additional general expenditures include product liability and casualty insurance and legal and professional fees.

Operating expenses for the nine months ended June 30, 2005 included selling costs of $750,546, primarily for the purpose of developing an advertising and marketing program to attract viable dealers. Administrative expenses of $2,582,410 are primarily for payroll to build a sales, warehouse and administrative staff capable of supporting the level of sales anticipated within the next 12 months, the write off of expenditure for the domain name which was abandoned later in the year and the expenses associated with the raising of working capital. Additional general expenditures include facility costs for the office and warehouse, product liability and casualty insurance and legal and professional fees. The Company also recognized a write down of $97,660 of costs related to domain name for product brands which were later abandoned as a result of the settlement of the lawsuit with Yamaha.The expenditures for the 2004 included salaries and preliminary office set up costs.

LIQUIDITY AND CAPITAL RESOURCES

Our net cash position was $711,828 at June 30, 2005 and $378,287 at September 30, 2004. For the nine months ended June 30, 2005, cash flows used in operating activities amounted to $3,522,924. The primary use of these funds resulted from the net loss of $2,674,635, the increase in inventory in the amount of $1,610,782, a deposit on inventory purchases of $427,449 and prepaid expenses increasing by $132,564. For the nine months ended June 30, 2004, cash flow used in operating activities amounted to $19,167.

Cash used in investing activities resulted totaled $312,709, including $194,270 for the purchase of equipment and deposits increased by $106,909 for the nine months ended June 30, 2005. Cash provided by investing activities was $-0-, for the nine months ended June 30, 2004.

Cash provided by financing activities included the sale of common stock in the amount of $4,059,705 for the nine months ended June 30, 2005, and totaled $95,000 in the nine months ended June 30, 2004.

Our cash, cash equivalents and short-term investments totaled $711,828 at June 30, 2005 and $378,287 as of September 30, 2004. The working capital was $2,187,923 and $323,853 at June 30, 2005 and September 30, 2004, respectively. We believe that our current cash and cash equivalents on hand and cash we expect to generate from operations will be sufficient to finance our anticipated capital and operating requirements for at least the next 12 months. We also may utilize cash from time to time to acquire other businesses, technologies or product lines that compliment our existing business, although we have no present commitments or agreements to do so.

GOING CONCERN

The Company’s financial statements for the year ended September 30, 2005 had a going concern uncertainty in its auditor’s report. The Company incurred a net loss of $2,674,635 and a negative cash flow from operating activities of $3,522,924 for the nine months ended June 30, 2005, and had an accumulated deficit of $5,718,880 at June 30, 2005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon it achieving profitability and generating sufficient cash flows to meet its obligations as they come due. Management believes that its plan to diversify and to control its overhead will enable it to achieve profitability. Management is also pursuing additional capital financing. However, if the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity, and financial condition. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s cash requirements over the next 12 months are expected to include expenditures in connection with: (i) increasing investment in research and development, (ii) hiring additional personnel, if and as necessary; and (iii) implementing an integrated accounting software package. At June 30, 2005, the Company had $711,828 in cash and cash equivalents. The Company believes that its current cash and cash equivalents on hand and cash expected to be generated from operations will be sufficient to finance anticipated capital and operating requirements for at least the next 12 months. The Company feels slower growth expectations would require fewer capital expenditures and fewer research and development investments.

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

Intangible Assets. Intangible assets consist of the Company’s website development and are amortized over their estimated useful lives of five years. Earlier expenditures for domain names of $97,660 after amortization of $10,640, were impaired and written off during the nine months ended June 30, 2005, and included in general and administrative expenses, as a result of a settlement of a lawsuit served on the Company in October, 2005 which required the Company to abandon related branding of the Yamoto trademark.

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

(a) Evaluation of Disclosure Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive and Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB, June 30, 2005. Based on this evaluation, our Chief Executive and Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) are ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are developing a plan to ensure that all information will be recorded, processed, summarized and reported on a timely basis. This plan is dependent, in part, upon reallocation of responsibilities among various personnel, possibly hiring additional personnel and additional funding. It should also be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) Changes in Internal Controls.

During the period covered by the Quarterly Report on Form 10-QSB, there were no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company may be involved from time to time in various claims, lawsuits, and disputes with third parties or breach of contract actions incidental to the normal course of business operations. Except for the lawsuit discussed in Note 8, the Company is currently not involved in any other litigation or any pending legal proceedings that it believes could have a material adverse effect on the financial position or results of operations. (See Note 8 with regard to subsequent trademark infringement lawsuit). A suit by an investment banker was being disputed by the Company and no loss was expected at this time. In conjunction with Patriot’s maintaining its quality standards, Patriot has rejected certain products previously provided by the manufacturer. The Company is in discussion with the manufacturer regarding steps needed to be taken to replace or repair such defective product.

The suit brought about by an investment banker was settled during 2006 for a payment of $30,000.

ITEM 2.	CHANGES IN SECURITIES

From October through February 2005, the Company issued 1,099,245 shares of its common stock at a price of $1.50 per share for consideration of $1,511,625 (net of commissions) pursuant to a limited private placement. Warrants to purchase 268,813 shares of common stock at $3.50 per share were issued in conjunction with these transactions (see Note 5). No value has been recorded in relation to these warrants.

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

In June 2004, the Company agreed to issue to its President and to its President of Sales and Marketing an aggregate of 200,000 shares of common stock for services to be rendered from July 2004 to June 2005. On October 1, 2004 and January 1, 2005, the Company issued 50,000 shares for services, respectively, and recorded compensation of $277,500 related to these shares based on the closing price of the stock on the dates issued. In May 2005, the Company issued 25,000 shares to the President for services, and recorded compensation of $225,000 related to these shares based on the closing price of the stock on the dates issued. We believe the issuance of these shares was exempt from the registration requirements pursuant to Regulation D or Section 4(2) of the Securities Act.

During the nine months ended June 30, 2005, the Company issued 277,992 shares of its common stock to fourteen individuals unrelated to the Company for providing services to the Company having a fair value of $571,718. Warrants to purchase 220,542 shares of common stock at $2.50 to $3.50 per share were issued in conjunction with these transactions. No value has been recorded in relation to these warrants (see Note 5).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

During the three month period ended June 30, 2005, there have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any of our indebtedness exceeding 5% of our total assets.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three month period ended June 30, 2005.

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

February 23, 2007

PATRIOT MOTORCYCLE CORPORATION

By:	/s/ Michel Attias
Michel Attias
CEO, President and Director

/s/ David M. Gernak
David M. Gernak
CFO and Treasurer